Form 10-K
period 2020-12-31
Aequi Acquisition Corp.
filed 2021-03-29
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to           .

Commission File Number 001-39715

Aequi Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2850133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Putnam Avenue, Suite 400 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

(917) 297-4075

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	ARBGU	The Nasdaq Capital Market

Class A common stock, par value $0.0001 per share	ARBG	The Nasdaq Capital Market

Redeemable warrants	ARBGW	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, which would be the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was not yet formed and its securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on November 20, 2020 and the registrant’s Class A common stock and warrants began trading on the Nasdaq Capital Market on January 11, 2021.

As of March 25, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the impact of COVID-19 pandemic;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 19, 2020.

ii

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this annual report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A common stock issued upon conversion thereof as provided herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors, and “directors” are to our current directors;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“equity-linked securities” are to any securities of our company which are convertible into, exchangeable for, or exercisable for common stock of our company;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“sponsor” are to Aequi Sponsor LLC, a Delaware limited liability company; and

●	“we,” “us,” “our,” “company,” or “our company” are to Aequi Acquisition Corp., a Delaware corporation.

iii

PART I

ITEM 1. BUSINESS

We are an early stage blank check company incorporated on September 1, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our initial business combination. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

Initial Public Offering

On November 24, 2020, we consummated our initial public offering of 20,000,000 units. On December 2, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, we sold an additional 3,000,000 units. The units sold in the initial public offering and the full exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. RBC Capital Markets, LLC and BofA Securities, Inc. acted as joint book-running managers of the initial public offering. The securities in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a registration statement on Form S-1 (No. 333-249337). The Securities and Exchange Commission (the “SEC”) declared the registration statement effective on November 19, 2020.

Simultaneous with the consummation of our initial public offering, we consummated the private placement of an aggregate of 4,000,000 warrants at a price of $1.50 per private placement warrant, generating total proceeds of $6,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 2, 2020, we sold an additional 400,000 private placement warrants, at $1.50 per warrant, generating additional proceeds of $600,000.

The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of an initial business combination, subject to certain limited exceptions.

Of the gross proceeds received from the initial public offering including the over-allotment option, and the private placement warrants, $230,000,000 was placed in a U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $4,600,000 in underwriting discounts and commissions and $442,230 for other offering costs related to the initial public offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

Although we may pursue an initial business combination in any industry or geography, we are focusing our efforts on a target in an industry where we believe the expertise of our sponsor, board of directors, or network of executive advisors which may include former C-Suite Executives, Engineers and Data Scientists, and Digital Media Strategists (collectively “Specialist Advisors”) provide us with a competitive advantage.

We seek to capitalize on the multiple decades of combined investment experience of our sponsor. Hope S. Taitz, our Chief Executive Officer and Chairperson, and Joy Seppala, our Chief Financial Officer, Secretary and director, have deep financial, operational and technological experience. The company intends to broadly target data-centric, growth-oriented companies with established business models across a variety of industries, but we may focus on businesses that are driven by consumer demand and poised to benefit from evolving consumer preferences. Our management team has extensive experience in identifying disruptive consumer and market trends, sourcing compelling investment opportunities, and successfully executing stand-alone and tuck-in acquisitions across industries and economic cycles. In addition, our management has hands-on experience partnering with companies as active owners and directors by working closely with senior executives to accelerate value creation by leveraging data and technology innovation.

We believe that our board of directors and Specialist Advisors are well positioned to identify and execute attractive business combination opportunities. Our objectives are to generate attractive returns for all stakeholders and enhance value through selecting a high-quality target at an attractive valuation, negotiating favorable acquisition terms for all our stakeholders and accelerating growth and performance of the acquired company. We expect to favor potential technologically driven target companies in the consumer industry. In addition, a target company must demonstrate a dedication to Diversity, Equity and Inclusion (“DE&I”) and strong Environmental, Social and Governance (“ESG”) principles. Today’s consumer is changing and so are the demands of all stakeholders. Key industry characteristics include compelling long-term growth prospects, opportunities to drive valuation improvements at the company, attractive competitive dynamics and consolidation opportunities. Key business characteristics include competitive advantages, significant increasing recurring revenue, and opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

We seek to capitalize on the experience and expertise of our board of directors and our Specialist Advisors. They have diverse views that enable them to collectively find, structure and accelerate an acquisition.

Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate.

In addition, our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such company may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such conflicts would materially affect our ability to complete our initial business combination.

Business Strategy

Our strategy is to:

●	leverage the investment experience of our board of directors and our Specialist Advisors to bring advice and attention to potential business combination targets;

●	deliver diverse approaches to transaction sourcing; and

●	utilize a deep understanding of global financial markets, financing, and overall corporate strategy options.

Our selection process leverages our board of directors and Specialist Advisors’ network of venture backed companies, private equity sponsors, family offices, founders and credit fund sponsors, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We have deployed a proactive, thematic sourcing strategy and focused on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance.

Our board of directors and Specialist Advisors have experience in:

●	originating, structuring and executing stand-alone and tuck-in acquisitions;

●	building deep relationships with founders, venture capital firms, family offices, private equity teams and capital providers of target management teams;

●	leveraging data science to identify disruptive trends and accelerate value creation;

●	negotiating transactions with terms favorable to stakeholders;

●	executing domestic and foreign transactions during (historical) periods of market disruptions;

●	accessing the capital markets, including financing businesses and advising companies their transition to public ownership;

●	governing public companies and answering to all stakeholders;

●	advising and leading companies in their message of purpose and conveyance of ESG principles;

●	accelerating marketing, customer acquisition, and digital growth;

●	enhancing companies with innovative technological solutions;

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses.

Our Investment Criteria

We have developed the following high level, non-exclusive investment criteria that we have and intend to continue to use to screen for and evaluate target businesses. We seek to acquire a business that exhibit some or all of the following criteria:

●	Demonstrates the Potential for Accelerating Revenue. We seek to acquire a business that has consistently generated increasing revenue run rate or has the potential to increase revenue with our expertise organically or through additional acquisitions. Our Specialist Advisors along with our board of directors have extensive experience in add on acquisitions.

●	Has a Committed and Capable Team. We seek to acquire a business with a professional management team whose strategic interests and purpose are aligned with our own and complement the expertise of our board of directors. Our Specialist Advisors are available to assist an existing team and not intended to replace. However, they are available to identify and recruit additional management.

●	Is Committed to Diversity, Equity, and Inclusion. We seek a business that has demonstrated a desire to increase diversity, equity and inclusion, such as such as creating gender and racial pay equity, listening to employee voice in operational and governance matters and investing in human capital. This foundation provides a unique value proposition, enabling businesses to reach larger, differentiated networks.

●	Is Focused on ESG Principles. We seek to acquire a business that is focused on creating long-term value for stakeholders by taking into consideration social, economic, and environmental sustainability. The consumer landscape is also evolving — consumers increasingly align themselves with companies they believe serve a greater social purpose, with over 85% of the general population believing that companies should address ESG and sustainability issues.

●	Is Sourced Through our Vast and Diverse Network. We do not expect to participate in broadly marketed processes, but rather aim to leverage our extensive network to source our business combination. We have a diverse board of directors and Specialist Advisors with access to direct contacts, external networks, differentiated information, and broader resource pool which can be beneficial to the company.

●	Would Benefit from our Data and Digital Expertise. We seek to acquire a business where the skills of our board of directors and Specialist Advisors can accelerate the growth position of the target. The company could benefit from enhanced technology or digital expertise.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our acquisition and value creation strategy is to acquire a data-centric, growth-orientated consumer company in a sector such as, retail, education, financial technology, media & gaming, healthcare & wellness, legal, and/or procurement & eco-friendly packaging. A potential target company is one that delivers a unique product or service to consumers and that complements the operational and investment expertise of our management team to accelerate long-term shareholder value creation.

Technology has continued to change consumer behavior. During times like COVID-19, that rate of change accelerates to meet changing demand. We believe that understanding the diverse needs of the consumer paired with what technologies like Data Science and Artificial Intelligence can accomplish to analyze those opportunities is the key to a successful consumer driven investment.

Consumer technology businesses are well poised for exponential growth and we believe that the overall sector represents an attractive target market given the size, breadth and prospects for growth. As of result of COVID-19, we have witnessed a generational change in the matter of months that we believe will continue to accelerate and provide transformational opportunities. We have not narrowed our business combination target to any particular consumer technology business, however, we intend to focus our efforts in areas where technology drives the consumer, such as:

Online Retail. We believe that the online consumer retail industry poses strong opportunities for growth. According to Prologis, COVID-19 has accelerated online penetration in retail from 15% to 20% in 2020. Retail is a multi-trillion dollar industry, with strong tailwinds in the online retail space. Traditional retailers are implementing direct-to-consumer strategies in order to meet increased online demand and circumvent supply chain logistics challenges. Retailers equipped with data and analytics capabilities benefit from insights on profitable customer acquisition, brand engagement, supply chain management and more. We believe innovation in unique capabilities of digital — including real-time inventory management, predictive analytics, and AI-powered search, and personalization and co-creation functions — can create completely new and different shopping experiences. Digital delivery has also become a necessity for most customers who are confined at home due to COVID-19 and, according to a report published by McKinsey & Company, the adoption has grown strongly, even among the most “digitally resistant” customers.

Education. The education technology industry is a massive market driven by the growing adoption of digital solutions. According to ResearchAndMarkets.com, the global online education market is expected to reach $350 billion by 2025, due to the introduction of flexible learning technologies in the corporate and education sectors. COVID-19 has accelerated the adoption of online education across K-12, higher education, and corporate learning segments. Artificial intelligence-driven online education platform enabling personalized and adaptive digital curriculum offerings and the flexibility to learn from anywhere, anytime are some of the factors driving adoption. The synchronous learning segment, which involves interaction between students and instructors in real-time is expected to outpace overall market growth.

Financial Technologies. The financial technology industry continues to evolve as consumers embrace new financial technologies such as digital payments, money transfers tools, online savings and investment platforms, digital lending, and online mortgage platforms. The trend towards digital payments has accelerated, along with an opportunity to offer new products and support to consumers and businesses. The other sector seeing greater adoption is digital lending. According to KBV Research, the global digital lending platform market size is expected to reach $11.6 billion by 2025, rising at a market growth of 20.3% CAGR during the forecast period. The automated design of online lending platforms provides lenders and borrowers with a more reliable approach to providing funding solutions, thus reducing stress and increasing the chances of successful lending approval. Additionally, demand for completely a digital experience in the real estate and financial market has also resulted in the proliferation of online mortgage platforms.

Media & Gaming. The media industry is increasingly consumed in digital formats and on a mobile first basis. The expansion of global internet access and improving connection speed rates have led to the proliferation of mobile and streaming devices, fueling the growth of the digital media industry. Driven by shelter-in-home policies, the global digital media market, including the digital music, video-on-demand and video games markets, grew significantly. According to Statista Digital Market Outlook 2020, Digital Media will reap permanent benefits as many new customers are attracted, accelerating 2020 expected growth from 7% to 13%. By leveraging artificial intelligence and next-generation 5G technology, Digital Media providers can deliver curated content and high-quality, high-speed digital experiences to consumers. The video gaming industry is also thriving despite economic disruption caused by COVID-19. According to Newzoo research, the global video game market is forecast to be worth $159 billion in 2020, driven by the exponential growth in mobile gaming. Game publishers are increasingly relying on data to accurately measure a game’s performance, enhance game design, and create an immersive experience for the consumer.

Healthcare & Wellness. We believe that the Healthcare industry is in the midst of a global transformation as consumers take greater control of their health care decisions. As per Global Market Insights report, the digital health market size is over $100 billion and expected to grow at 28.5% CAGR through 2026. Growing number of COVID-19 cases across the globe has increased the adoption of digital health technologies and will boost the digital health industry growth. Opportunities for telehealth and virtual care are bright spots in the health technology sector. Demand for telehealth services has been on the rise for decades, but COVID-19 has dramatically increased usage rates around the United States according to the U.S. Department of Health and Human Services. Virtual health care has also gained momentum and is becoming a core component on helping consumers improve or maintain their well-being, as well as playing an important role in the diagnosis and treatment of illness. According to Deloitte research, by 2040, the health care system as we know will be transformed and a major portion of care, prevention, and well-being services will shift to virtual settings.

Legal. Tech-enabled online legal services companies are democratizing law through the delivery of more accessible and affordable legal services to consumers. Consumers are increasingly turning to online resources to find affordable ways to complete basic legal documents, including incorporation documents, wills, trusts and trademark registrations. According to the Pew Research Center, more than three fourths of all consumers seeking legal help are now using online resources to aid their search, to the benefit of the industry. As a result, the industry represents a huge opportunity to companies that made the shift to online early. According to IBISWorld, strong demand for the $8.6 billion online legal services market is projected to continue over the next five years to 2025.

Procurement, Fulfillment & Eco-friendly Packaging. In recent months, the global packaging industry, which is estimated to be a $900 billion market in 2019 according to Smithers, has witnessed significant changes including dramatic shifts in consumer channels, new or heightened hygiene and consumer-safety concerns, highly volatile raw materials prices, and the disruption of several end markets by stay-at-home orders. According to a report published by McKinsey & Company, consumer spending on groceries — particularly food — has dramatically increased during the crisis, and shoppers are buying their goods online, fueling a strong acceleration of e-commerce shipments and other home-delivery services. We believe that procurement and packaging companies will benefit from the surge in consumer demand. In addition, sustainability and ESG can accelerate the growth and profitability of these businesses in the form of government subsidies, cost savings from lower energy consumption, and reduced liability through regulation, for example.

Our Competitive Strengths

We are a fully diverse blank check company. Our board of directors and Specialist Advisors have extensive capabilities in sourcing, valuation, diligence and execution. Together, they provide us with a significant pipeline of opportunities from which to evaluate and select a business that benefits from our expertise.

Our competitive strengths include the following:

●	Focus on Diversity, Equity, and Inclusion. We believe that our fully diverse board of directors uniquely understand and are able to advocate for the importance of DE&I as well as ESG principles as core levers for accelerating value creation.

●	Deep Experience of the board of directors and Specialist Advisors. We believe that our ability to leverage the experience of our board of directors and Specialist Advisors, who comprise former senior operating executives of companies across multiple sectors and industries, provides us a distinct advantage in sourcing, evaluating and consummating a compelling transaction on attractive terms.

●	Execution and Structuring Capability. Our board of directors alongside our Specialist Advisors have a combined expertise and reputation that allows us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation.

●	Extensive Innovation, Technology, and Data Expertise. We believe that our board of directors and our Specialist Advisors have extensive experience in understanding how technology drives businesses to capitalize on disruption and accelerate value creation.

●	Track Record of Accelerating Growth. Our board of directors alongside our Specialist Advisors have a proven track record of investing in businesses where they, along with their network, can accelerate growth.

●	Dedication to Culture and Purpose. Our board of directors has a deep commitment to purpose-driven organization culture and community engagement and demonstrated track records of creating and donating to positive systemic change. In addition, our sponsor is committing to donate 10% of the founder shares it holds to advance social and economic mobility following the consummation of the initial business combination.

●	Governance Experience. Our board of directors has extensive experience in corporate governance accelerating the focus on core ESG principles. In addition, they have taken companies public both as principal, advisor and corporate board member.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which is made available to us. We also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or another independent entity that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

Certain members of our management team directly or indirectly own shares of our common stock and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the amount of any deferred underwriting discount and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post- transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of Nasdaq’s 80% fair market value test. If our initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or another independent entity that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 24, 2025 , (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination in the amount of $221,950,000, as of December 31, 2020, assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than finding a business combination until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Our sponsor from time to time may be made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of Nasdaq’s 80% of fair market value test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2020, was $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination (or, if the applicable rules of Nasdaq then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). Unless restricted by Nasdaq rules, a quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding capital stock of our company entitled to vote at such a meeting. Unless restricted by Nasdaq rules, our initial stockholders will count toward this quorum. Pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding common stock entitled to vote thereon. These quorum and voting thresholds and the letter agreement may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternative business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public stockholder and subject to the 15% limitation in connection with any such redemption right.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until November 24, 2022.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have until November 24, 2022 to complete our initial business combination. If we have not completed our initial business combination by November 24, 2022 or within such time provided, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 24, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination prior to November 24, 2022. However, if our sponsor, officers and directors acquire public, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to November 24, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect to use the amounts held outside the trust account ($1,345,044 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to November 24, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all third parties, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, did not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($1,345,044 as of December 31, 2020) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000), but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 24, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 24, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by November 24, 2022, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following November 24, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 24, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination by November 24, 2022, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources or more local industry knowledge than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such eventuality. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 24, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the impact of COVID-19 pandemic;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 19, 2020.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830. Our executive offices are provided to us by our sponsor. Commencing on November 19, 2020, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants are each traded On NASDAQ under the symbols “ARBGU,” “ARBG” and “ARBGW,” respectively. Our units commenced public trading on November 20, 2020, and our Class A common stock and warrants commenced separate public trading on January 11, 2021.

Holders

On March 23, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A common stock and 1 holder of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On November 24, 2020, simultaneous with the consummation of our initial public, we consummated the private placement of an aggregate of 4,000,000 units at a price of $1.50 per private placement warrant, generating total proceeds of $6,000,000.

On December 2, 2020, we sold an additional 400,000 private placement warrants, at $1.50 per warrant, generating additional proceeds of $600,000.

The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of an initial business combination, subject to certain limited exceptions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On November 24, 2020, we consummated our initial public offering of 20,000,000 units. On December 2, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, we sold an additional 3,000,000 units. The units sold in the initial public offering and the full exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. RBC Capital Markets, LLC and BofA Securities, Inc. acted as joint book-running managers of the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249337). The SEC declared the registration statement effective on November 19, 2020.

Simultaneous with the consummation of our initial public offering, we consummated the private placement of an aggregate of 4,000,000 units at a price of $1.50 per private placement warrant, generating total proceeds of $6,000,000.

On December 2, 2020, we sold an additional 400,000 private placement warrants, at $1.50 per warrant, generating additional proceeds of $600,000.

The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of an initial business combination, subject to certain limited exceptions.

Of the gross proceeds received from the initial public offering including the over-allotment option, and the private placement warrants, $230,000,000 was placed in a U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

We paid a total of $4,600,000 in underwriting discounts and commissions and $442,230 for other offering costs related to the initial public offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 1, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 1, 2020 (inception) through December 31, 2020, we had a net loss of $150,201, which consists of operating costs of $169,446, offset by interest earned on marketable securities held in the trust account of $19,245.

Liquidity and Capital Resources

On November 24, 2020, we consummated our initial public offering of 20,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 4,000,000 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our stockholders, generating gross proceeds of $6,000,000.

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

Following our initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. Transaction costs amounted to $13,092,230, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 of legal services fees in connection with our initial public offering was paid through the transfer of 350,000 Founder Shares. Our legal counsel has also provided up to $120,000 of legal services in connection with our ongoing reporting obligations under the Exchange Act for no additional cash compensation.

For the period from September 1, 2020 (inception) through December 31, 2020, cash used in operating activities was $520,748. Net loss of $150,201 was affected by formation costs paid through a promissory note of $1,478 and offset by interest earned on marketable securities held in the trust account of $19,245 and changes in operating assets and liabilities, which used $352,780 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $230,019,245. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had $1,345,044 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to the Company. We began incurring these fees on November 19, 2020 and will continue to incur these fees monthly until the earlier of the Company’s consummation of a Business Combination and its liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on September 1, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-17 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Title
Hope S. Taitz	56	Chairperson and Chief Executive Officer
Joy Seppala	59	Chief Financial Officer, Secretary and Director
Merline Saintil	44	Director
Jason Scheir	40	Director
Fatou Sagnang	35	Director
Roy Swan	57	Director
Emil Woods	48	Director

The experience of our directors and executive officers are as follows:

Hope S. Taitz, our Chief Executive Officer and Chairperson, has extensive experience in mergers & acquisitions and principal investing. Ms. Taitz is currently the Chief Executive Officer of ELY Capital where she invests in and advises early stage companies. Prior to ELY Capital, Ms. Taitz was the co-founder of Catalyst Partners, an event driven, special situation hedge fund. After graduating with honors from the University of Pennsylvania majoring in economics and concentrating in marketing, Ms. Taitz began her investment banking career in mergers and acquisitions at Drexel Burnham Lambert. Ms. Taitz then transitioned to the buy side. Ms. Taitz has extensive public company board experience, having served and chaired all committees, as well as having been a lead director. She currently sits on the boards of directors of Athene Holding Ltd., MidCap Finco Holdings Limited, and Summit Hotel Properties, Inc., and previously served on the Boards of Apollo Residential Mortgage, Inc., Diamond Resorts International, Inc., Greenlight Capital RE, Ltd., and Lumenis Ltd. Ms. Taitz also focuses on equity and education and is an advocate for underrepresented groups in STEM. She currently serves as a board member on The New York City Foundation for Computer Science working on CSforALL and the 2025 STEM Initiative, and previously served on the board of Girls Who Code. Ms. Taitz is a founding board member of YRFDarca, a member of the Wharton School Undergraduate Executive Board, and an emeritus board member of Pencils of Promise. Ms. Taitz is well qualified to serve on our board of directors due to her significant experience in investment, mergers and acquisitions, as well as her service on the boards of directors of several public companies.

Joy Seppala, our Chief Financial Officer, Secretary and director, founded SISU Capital, a value-driven investment fund based in London. Prior to establishing SISU, Ms. Seppala was the Worldwide Head of the Special Situations Investment Group at Banque Paribas, overseeing investment groups in London, Hong Kong and New York. She previously worked in the Mergers and Acquisitions Departments at Drexel Burnham Lambert and Kidder Peabody. Ms. Seppala served for six years as a member of the U.K. Takeover Panel and its Code Committee, an independent body which issues and administers the Code on U.K. Takeovers providing regulatory oversight. She was until recently a member of the Wharton School, University of Pennsylvania EMEA Alumni Board. Ms. Seppala serves on the Board of Governors for The Federation of Westminster Special Schools and is Vice-Chairman of the Financial Resources Committee. Additionally, she is a board member of a cyber security company and a travel technology company, both early stage businesses. Ms. Seppala has been active across all areas of investing, including private equity, distressed investments, mergers and acquisitions and corporate restructurings. Ms. Seppala holds an M.B.A. in Finance and Real Estate from the Wharton School, University of Pennsylvania and a B.A. in Economics and Political Science from Rutgers University. Ms. Seppala is well qualified to serve on our board of directors due to her extensive experience in investment and the technology industry.

Merline Saintil, our director, has served as a technology and business executive at Fortune 500 and privately-held companies, including Intuit, Yahoo, PayPal, Adobe, Joyent, and Sun Microsystems. From 2019 to 2020, she was the Chief Operating Officer, R&D-IT of Change Healthcare Inc. Prior to that, she held the position of Head of Operations, Product & Technology with Intuit Inc. from November 2014 until August 2018. Ms. Saintil currently serves on the public Board of Directors of Lightspeed (NYSE: LSPD) since 2020, ShotSpotter (NASDAQ: SSTI) since 2019, Banner Corporation (NASDAQ: BANR) since 2017, and Evolv Technology since 2021. She is a member of the Compensation, Nominating and Governance Committee at Lightspeed, a member of the Audit Committee at Shotspotter, and a member of Risk and Compensation Committees at Banner Corporation. Ms. Saintil has received numerous accolades during her career, most recently being named Women Inc.’s 2019 Most Influential Corporate Board Director. In prior years, she was ranked one of the Most Powerful Women Engineers in the World by Business Insider magazine, she was recognized as a Women of Influence 2017 by Silicon Valley Business Journal, and she has earned a Lifetime Achievement Award from Girls in Tech. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute. Ms. Saintil holds a B. Sc. from Florida A&M University and a M. Sc. from Carnegie Mellon University, and has completed Stanford Directors’ College and Harvard Business School’s executive education program. She is well qualified to serve on our board of directors due to her significant experience in technology industry and business operations.

Jason Scheir, our director, has been working at Apollo as a Partner and the US Head of its Hybrid Value Group since 2008. Before joining Apollo, Mr. Scheir worked at Tailwind Capital, a middle market private equity firm. Prior to Tailwind, he was a member of the Restructuring Group and Mergers & Acquisitions Group at Rothschild Inc. Mr. Scheir currently serves on the board of directors of Genco Shipping & Trading (NYSE: GNK) and Ridgeback Resources and is a board observer of Expedia Group Inc (NASDAQ: EXPE). Mr. Scheir graduated magna cum laude from Cornell University with a BS in applied economics and received his M.B.A. with honors from the University of Pennsylvania’s Wharton School. Mr. Scheir is well qualified to serve on our board of directors due to his significant experience in corporate finance, restructuring and mergers and acquisitions, as well as his service on the boards of directors of several public companies.

Fatou Sagnang, our director, has served as an Investment Director at Mubadala Capital in the firm’s ventures team in London since 2018. In her current role, Ms. Sagnang leads the execution of early and late stage growth transactions for Mubadala Capital globally and manages the firm’s stake in the SoftBank Vision Fund. Ms. Sagnang was previously employed at Mubadala Capital from 2009 to 2013 as an associate. From 2015 to 2018, Ms. Sagnang worked at Zymergen, a SoftBank Vision Fund portfolio company, and helped scale the business to “unicorn” status. Ms. Sagnang started her career as an analyst at McKinsey & Co. She holds a B.S.E. from Princeton University and an M.B.A., with distinction, from Harvard Business School. Ms. Sagnang is well qualified to serve on our board of directors due to her significant investment and business operations experience.

Roy Swan, our director, leads The Ford Foundation’s Mission Investments team, managing the foundation’s portfolio of mission-related investments (MRIs), program-related investments (PRIs), and grants dedicated to the impact investing field. Before joining the Ford Foundation in 2018, Mr. Swan was a managing director at Morgan Stanley, where he held roles including co-head of Global Sustainable Finance, President & COO of Morgan Stanley Trust, and founding CEO and Managing Member of Morgan Stanley Impact Small Business Investment Company LLC, where he remains a Managing Member. Before Morgan Stanley, Mr. Swan served as CFO and Corporate Secretary at Carver Bancorp (NASDAQ: CARV) in Harlem, the largest African American-managed bank in the U.S. at that time. Over the course of his career, Mr. Swan has also worked in corporate law, investment banking, media, and as founding Chief Investment Officer of the Upper Manhattan Empowerment Zone. Mr. Swan has served as a member of the board of directors of Varo Bank, an all-digital nationally chartered bank in the US, since February, 2021. Mr. Swan received an A.B. from Princeton University and a J.D. from Stanford Law School. Mr. Swan is well qualified to serve on our board of directors due to his significant experience in impact investment, finance, and public company management.

Emil Woods, our director, is a Principal of LCV Blockchain GP, LLC (the General Partner) and LCV Blockchain Management, LLC (the Investment Manager), and the Portfolio Manager of CH/LCV Fund VII, L.P., a venture capital fund focused on investments in blockchain and distributed ledger technology companies. In 2012, Mr. Woods co-founded Liberty City Ventures, a New York City-based seed stage venture capital investment firm. Prior to that, Mr. Woods co-founded Cedar Hill Capital Partners, LLC, a multi-strategy institutional asset management firm in 2005. Prior to 2004, Mr. Woods was a Portfolio Manager at SAC Capital Management and, prior to that, he worked in various financial services capacities, including Portfolio Manager and Head Trader in the Equities and Asset Management divisions of Goldman Sachs & Co. He has served on the boards of several private companies, including Kabompo Holdings, Inc., the holding company of Paxos, a regulated financial institution building infrastructure to enable movement between physical and digital assets, Lukka, Inc., a software company that provides institutional grade middle and back office solutions to aggregate, normalize and process crypto transactional data into audit-ready financial and operating information, and Omega Point Research, Inc., a company that brings advanced quantitative investing to fundamental-style asset managers, funds of funds, and endowments. Mr. Woods received a B.S.E. from the Wharton School of the University of Pennsylvania. Mr. Woods is well qualified to serve on our board of directors due to his significant experience in venture capital and finance.

Specialist Advisors

Our Specialist Advisors assist our management team in search of suitable acquisition targets following the consummation of our initial public offering. They are as follows:

Katia Beauchamp, our Specialist Advisor, is the co-founder and CEO of Birchbox, the discovery commerce beauty business launched in 2010. Ms. Beauchamp co-created the Birchbox concept bringing demand generation and demand capture into one experience. In the early years of Birchbox, Ms. Beauchamp focused on establishing Birchbox’s B2B brand where she forged revenue-generating partnerships with brands, including L’Oreal, LVMH and Estee Lauder. From 2010 to 2016, Ms. Beauchamp led Birchbox’s fundraising efforts with outside financing from private equity and debt. In 2012, Ms. Beauchamp orchestrated and closed an acquisition of a European-based business, expanding Birchbox operations to three new countries: France, UK and Spain. Other company expansions include launching Birchbox Grooming in 2012 and in-house beauty brands Arrow and LOC in 2015. In 2018, Ms. Beauchamp created a strategic partnership with Walgreens Boots Alliance to expand Birchbox to physical retail. Most recently, Ms. Beauchamp helped navigate the all-cash sale of Birchbox’s wholly owned French subsidiary. She has received awards including Advertising Age’s Women to Watch, CEW Achievers Award, Fortune 40 Under 40, Inc. 30 Under 30, Marie Claire’s New Guard, WWD Digital Innovator of the Year, and YMA Fashion’s Entrepreneur of the Year, among others. She is currently an Entrepreneur-in-Residence at Harvard Business School, meeting with students and faculty as an official advisor on campus. Ms. Beauchamp holds a B.A. in International Studies and Economics from Vassar College and an M.B.A. from Harvard Business School.

James Gold, our Specialist Advisor, was President and Chief Merchandising Officer for The Neiman Marcus Group, LLC from 2010 to 2019. The Neiman Marcus Group is one of the premier retailers of luxury and fashion merchandise in the U.S. and has been operating for over a century. In his role as President and Chief Merchandising Officer, Mr. Gold oversaw strategy, merchandising, management, operations, and creative services, and led the company’s integrated merchant and planning team for NM Stores, Bergdorf Goodman, and E-Commerce. Mr. Gold joined Neiman Marcus Stores in 1991. In 1997, after advancing through a series of buying and store positions, he was promoted to Vice President, Neiman Marcus Last Call Division. Subsequently, in 2000, he was named Vice President, Divisional Merchandise Manager, Women’s Designer Sportswear. In 2002, he was promoted to Senior Vice President, General Merchandise Manager, Men’s, Cosmetics and Fragrances. He was appointed President and CEO of Bergdorf Goodman in 2004, a position he held until October 2010. In October 2010, Mr. Gold was appointed President and Chief Merchandising Officer for the Neiman Marcus Group. Mr. Gold currently serves on the boards of Joor Software, Vuori Clothing, World of Children and Roth CH Acquisition III Co. Additionally, he serves as a Senior Advisor to Roth Capital and since January 2021, interim CEO of Moda Operandi. Mr. Gold holds a B.A. from Tulane University and an M.B.A. from Harvard Business School.

Roberta Schuhalter Karp, our Specialist Advisor, has decades of experience in the corporate, philanthropic and social impact arenas. She co-founded Karp Randel, a social impact consultancy, in September 2015. From June 2014 to September 2015, Ms. Karp served as President of the Perelman Family Foundation, which focuses on women’s health, education and the arts. From 1986 to 2008, Ms. Karp served in various positions, including Senior Vice President and General Counsel, at Liz Claiborne Inc., where she was responsible for the company’s legal and corporate affairs, including corporate communications, social responsibility initiatives, labor relations and business development. From 1994 to 2014, Ms. Karp served as a member of the board of directors of the Liz Claiborne Foundation (now Kate Spade & Company Foundation), a nonprofit organization committed to economic development for underserved women with a focus on survivors of domestic violence. Ms. Karp currently serves as a director in several organizations, including the Chair of Educational Alliance, a settlement house serving the needs of the multi-generational lower Manhattan, Human Rights First, an independent human rights advocacy organization, and the Chazen Fund to Address Domestic Violence, a donor advised fund focused on prevention. Ms. Karp began her professional career as a lawyer at Kramer Levin Naftalis & Frankel LLP, a Manhattan law firm. Ms. Karp holds a B.A. in Environmental Science from the State University of New York at Binghamton and a J.D. from Hofstra University Law School.

Julie Larson-Green, our Specialist Advisor, retired from her role as the Chief Experience Officer at Qualtrics, where she led people operations and product design and development since 2017. Prior to Qualtrics, she spent 25 years at Microsoft where she was most recently Executive Vice President leading the Microsoft Office engineering, product management, design and research teams. In January 2020, Ms. Larson-Green joined the public board of Health Catalyst (NASDAQ: HCAT), based in Utah, to help the company redefine healthcare through improved data analytics. She leads the tech committee and is a member of the compensation committee at Health Catalyst. She acts as an advisor to Harper Wilde, a small consumer start up in Los Angeles, CA since 2018. Ms. Larson-Green is also on the board of Goleadoras, a non-profit that seeks to battle gender disparity by empowering young women in personal and intuitive ways. Ms. Larson-Green holds a B.A. in Business from Western Washington University and a M.S. in Software Engineering from Seattle University.

Kristen Titus, our Specialist Advisor, is the Executive Director of the Cognizant US Foundation, leading a $100 million portfolio of philanthropic investments to supporting technology education and skills training across the United States. Before leading the Cognizant US Foundation, Ms. Titus served as Chief Technology & Innovation Officer of New York State from 2016 to 2018, the founding Executive Director of Girls Who Code from 2012 to 2014, and the founding Executive Director of NYC Tech Talent Pipeline 2014 to 2016. As New York’s first CTIO, Ms. Titus led the State’s digital and tech policy portfolios, where she oversaw historic investments in technology education, workforce, and economic development. In New York City, Ms. Titus launched the Mayor’s Tech Talent Pipeline, an initiative mobilizing executives in support of first-of-its-kind policy and programming, including a new tech training and education portfolio, investments to realign the city’s top colleges, and the launch of Computer Science for All. Her work has served as model for President Obama’s TechHire and CSforAll initiatives, now replicated in several cities. Previously, Ms. Titus was the founding Executive Director of Girls Who Code, the national nonprofit working to close the gender gap in technology and engineering. Recognizing her work in the field, Ms. Titus was named one of TIME Magazine’s “30 People Under 30 Changing the World,” one of Business Insider’s 2014 “Most Influential Young People in Tech,” one of Forbes’ “Women Changing the World,” and Elle Magazine’s “11 Women Who Might Just Change the World.” She was also one of Business Insider’s “Silicon Alley 100.” Ms. Titus was named an Aspen Ideas Festival Scholar in 2013. Ms. Titus is a former consultant to nonprofits, foundations, and corporate partners working at the intersection of philanthropy and technology, and the former Managing Director of Jumo.com, the social network for the social sector from Facebook Co-Founder Chris Hughes. She sits on the Board of CODE2040, is a member of the Women’s Forum, the Guggenheim’s Global Innovation Group and an Advisor at GlobalGiving and Crisis Text Line. Ms. Titus holds a B.A. in Art History from the University of Wisconsin.

Brian Weinstein, our Specialist Advisor, is President and Chief Operating Officer of Bad Robot. Bad Robot, formed by filmmaker J.J. Abrams in 2001, has produced television series such as Lovecraft Country, Alias, Lost, Fringe, Person of Interest, and Westworld and feature films such as Super 8, Star Wars: The Force Awakens and Star Wars: Rise of Skywalker, the Star Trek, Mission: Impossible and Cloverfield franchises and interactive content including the mobile app Action Movie FX. Mr. Weinstein joined Bad Robot in June 2017 after 12 years at Creative Artists Agency (CAA). He originally served as Head of Corporate Finance at CAA, before becoming Head of Global Client Strategy. In that role, Mr. Weinstein led the agency’s efforts to maximize value, generate revenue, and oversee business development for agency clients in all areas across sports and entertainment. Before joining CAA, he was a corporate associate at the law firm Skadden, Arps, Slate, Meagher & Flom. In addition to his corporate background, Mr. Weinstein has extensive political and non-profit experience. He is the founder and Chairman Emeritus of The Opportunity Network, a non-profit focused on responding to the inequitable structures of access, college opportunity, and professional mobility that disproportionately affect students of color and students from low-income communities. In recognition of his work with The Opportunity Network, Mr. Weinstein received the Champion of Social Entrepreneurship award from CoachArt, a non-profit serving young children facing serious illness. He is also a Board Member for the US Soccer Foundation, an organization established to grow the sport of soccer in the United States, with a special emphasis on underserved communities. In 2020, Mr. Weinstein became a founding owner and investor in Angel City FC, a Los Angeles-based, majority-women founded franchise in the National Women’s Soccer League. Mr. Weinstein holds a B.A. in History from Yale University and a J.D. from Columbia Law School.

We currently expect our Specialist Advisors to (i) assist us in the completion of our initial public offering, (ii) assist us in sourcing and negotiating with potential business combination targets, (iii) provide business insights when we assess potential business combination targets and (iv) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, our Specialist Advisors will fulfill some of the same functions as our board members. However, our Specialist Advisors have no written advisory agreement with us, nor do they have any other employment or compensation arrangements with us. Moreover, our Specialist Advisors will not be under any fiduciary obligation to us nor will they perform board or committee functions, nor will they have any voting or decision making capacity on our behalf. Our Specialist Advisors will not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our Specialist Advisors become aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of Specialist Advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number, Terms of Office, Actions and Election of Officers and Director

Our board of directors consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our common stock (or, prior to our initial business combination, a majority of the holders of our founder shares).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provides that our officers may consist of a Chairperson, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Roy Swan, Fatou Sagnang and Merline Saintil. Roy Swan serves as the chair of the audit committee.

Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Roy Swan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The primary purposes of our audit committee are to assist the board’s oversight of:

●	audits of our financial statements;

●	the integrity of our financial statements;

●	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

●	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm; and

●	the performance of our internal audit function.

The audit committee is governed by a charter that complies with the listing rules of Nasdaq.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Emil Woods, Roy Swan and Merline Saintil. Emil Woods serves as the chair of the compensation committee.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

●	determining and approving the compensation of our executive officers; and

●	reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee is governed by a charter that complies with the listing rules of Nasdaq.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605 of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Merline Saintil, Jason Scheir, Fatou Sagnang, Roy Swan and Emil Woods. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics will be available for review by accessing our public filings at the SEC’s web site at www.sec.gov following the closing of our initial public offering. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

The existence or terms of any employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock, and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 25, 2021. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Aequi Sponsor LLC (3)	5,750,000	20.0%
Hope S. Taitz (3)	5,750,000	20.0%
Joy Seppala	—	—
Emil Woods	—	—
Jason Scheir	—	—
Merline Saintil	—	—
Fatou Sagnang	—	—
Roy Swan	—	—
All executive officers and directors as a group (seven individuals)	5,750,000	20.0%
Guggenheim Capital, LLC (4)	2,980,000	10.4%
Apollo Atlas Master Fund, LLC (5)	1,980,000	6.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The founder shares will convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Represents the interests directly held by Aequi Sponsor LLC, our sponsor. Ms. Hope S. Taitz is the managing member of our sponsor. As such, she may be deemed to have beneficial ownership of the Class B Common Stock held directly by our sponsor. Ms. Taitz disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. Each of our officers and directors and our Specialist Advisor is a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.

(4)	Based on a Schedule 13G jointly filed with the SEC by Guggenheim Capital, LLC (“Guggenheim Capital”), Guggenheim Partners, LLC (“Guggenheim Partners”), GI Holdco II LLC (“GI Holdco II”), GI Holdco LLC (“GI Holdco”), Guggenheim Partners Investment Management Holdings, LLC (“GPIMH”), and Guggenheim Partners Investment Management, LLC (“GPIM”) on December 10, 2020 regarding shares of Class A common stock underlying units beneficially owned directly by GPIM and by another subsidiary of Guggenheim Capital (the “Guggenheim Subsidiary”). As a result of its role as investment adviser, GPIM may be deemed to be the beneficial owner of certain of the shares. Guggenheim Capital may be deemed the beneficial owner of certain shares beneficially owned by GPIM and indirectly by GPIMH, GI Holdco, GI Holdco II and Guggenheim Partners. GPIM shares investment discretion over certain shares with the Guggenheim Subsidiary. The business address of Guggenheim Capital and Guggenheim Partners is 227 West Monroe Street, Chicago, IL 60606. The business address of GI Holdco II, GI Holdco and GPIMH is 330 Madison Avenue, New York, NY 10017. The business address of GPIM is 100 Wilshire Boulevard, 5th Floor, Santa Monica, CA 90401.
(5)	Based on a Schedule 13G jointly filed with the SEC by (i) Apollo Atlas Master Fund, LLC (“Atlas”); (ii) Apollo Atlas Management, LLC (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (v) Apollo ST Fund Management LLC (“ST Management”); (vi) Apollo ST Operating LP (“ST Operating”); (vii) Apollo ST Capital LLC (“ST Capital”); (viii) ST Management Holdings, LLC (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”); (x) Apollo A-N Credit Management, LLC (“A-N Credit Management”); (xi) Apollo Credit Management, LLC (“ACM LLC”); (xii) Apollo Capital Credit Management, LLC (“ACCM LLC”); (xiii) Apollo SA Management, LLC (“SA Management”); (xiv) Apollo Capital Management, L.P. (“Capital Management”); (xv) Apollo Capital Management GP, LLC (“Capital Management GP”); (xvi) Apollo Management Holdings, L.P. (“Management Holdings”); and (xvii) Apollo Management Holdings GP, LLC (“Management Holdings GP”). The foregoing are collectively referred to herein as the “Atlas Reporting Persons.” Atlas, PPF Credit Strategies, Credit Strategies, and A-N Credit, each hold securities of the Company. Certain entities has shared voting and dispositive power over such shares. The business addresses of the entities are: One Manhattanville Road, Suite 201, Purchase, New York 10577, 9 W. 57th Street, 43rd Floor, New York, New York 10019 and c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable, assignable or salable (i) in the case of the founder shares, until the earliest to occur of: (A) one year after the completion of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; and (C) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the respective Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of the State of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any, will have registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A common stock) pursuant to a registration rights agreement to be entered into on or prior to the closing of our initial public offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, on the earliest to occur of: (A) one year after the completion of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; and (C) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the costs and expenses incurred in connection with filing any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2020, our sponsor purchased 8,625,000 founder shares (shares of Class B common stock) for an aggregate price of $25,000. On October 5, 2020, our sponsor transferred 350,000 founder shares to our legal counsel as compensation for its services in lieu of a cash payment for fees relating to our initial public offering. In November 2020, our sponsor returned to us, at no cost, an aggregate of 2,875,000 founder shares, which we cancelled, resulting in an aggregate of 5,750,000 founder shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock cancellation.

Our sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (A) one year after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On September 1, 2020, our sponsor issued an unsecured promissory note to us (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of our initial public offering. As of November 24, 2020, there was $104,208 outstanding under the Promissory Note which was re-paid in full on December 29, 2020 and canceled.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-initial business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. At December 31, 2020, there were no Working Capital Loans outstanding.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an agreement with our sponsor, pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of reasonable out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Related Person Transaction Policy

We have adopted a written policy relating to the approval of related person transactions. A “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has a direct or indirect material interest in such transaction. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of any person specified in (i) and (ii) above. The audit committee will review all related person transactions and, where the audit committee determines that such transactions are in our best interests, approve such transactions in advance of such transaction being given effect.

In the course of its review and approval or ratification of a related party transaction, the audit committee will, in its judgment, consider in light of the relevant facts and circumstances whether the transaction is, or is not inconsistent with, our best interests, including consideration of various factors enumerated in the policy.

Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. Our policy also includes certain exceptions for transactions that need not be reported and provides the audit committee with the discretion to pre-approve certain transactions.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have one “independent director” as defined in Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that Merline Saintil, Jason Scheir, Fatou Sagnang, Roy Swan and Emil Woods are each independent under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Year Ended December 31, 2020
Audit Fees	$82,400
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Total	$82,400

Audit Fees. For the period from September 1, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $82,400, for the services Withum performed in connection with our initial public offering, Forms 10-Q for the respective period and the audit of our December 31, 2020 financial statements included in this annual report on Form 10-K.

Audit-Related Fees. For the period from September 1, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from September 1, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from September 1, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
4.5*	Description of Securities.
10.1	Letter Agreement dated November 19, 2020 by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.2	Promissory Note, dated September 1, 2020, issued to the Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
10.3	Investment Management Trust Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.4	Registration Rights Agreement dated November 19, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.5	Securities Subscription Agreement, dated September 1, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
10.6	Private Placement Warrant Purchase Agreement dated November 19, 2020 between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
10.8	Administrative Support Agreement dated November 19, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
14*	Code of Ethics.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.

AEQUI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Aequi Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aequi Acquisition Corp. (the “Company”) as of December 31, 2020 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 26, 2021

AEQUI ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,345,044
Prepaid expenses and other current assets	463,294
Total Current Assets	1,808,338

Cash and marketable securities held in trust account	230,019,245
Total Assets	$231,827,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$95,014
Accrued offering costs	50,000
Total Current Liabilities	145,014

Deferred underwriting fee payable	8,050,000
Total Liabilities	8,195,014

Commitments and contingencies

Class A common stock subject to possible redemption, 21,863,256 shares at $10.00 per share redemption value	218,632,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,136,744 shares issued and outstanding (excluding 21,863,256 shares subject to possible redemption)	114
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,149,521
Accumulated deficit	(150,201)
Total Stockholders’ Equity	5,000,009
Total Liabilities and Stockholders’ Equity	$231,827,583

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$169,446
Loss from operations	(169,446)

Other income:
Interest earned on marketable securities held in Trust Account	19,245
Net loss	$(150,201)

Weighted average shares outstanding of Class A redeemable common stock	22,307,692
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,178,279
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.03)

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 1, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts and other offering costs	23,000,000	2,300	—	—	216,905,470	—	216,907,770

Sale of 4,400,000 Private Placement Warrants	—	—	—	—	6,600,000	—	6,600,000

Class A common stock subject to possible redemption	(21,863,256)	(2,186)	—	—	(218,630,374)	—	(218,632,560)

Payment of offering costs in exchange for Class B common stock	—	—	—	—	250,000	—	—

Net loss	—	—	—	—	—	(150,201)	(150,201)

Balance – December 31, 2020	1,136,744	$114	5,750,000	$575	$5,149,521	$(150,201)	$5,000,009

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(150,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid via promissory note	1,478
Interest earned on marketable securities held in Trust Account	(19,245)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(447,794)
Accrued expenses	95,014
Net cash used in operating activities	(520,748)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,600,000
Repayment of promissory note – related party	(104,208)
Payment of offering costs	(30,000)
Net cash provided by financing activities	231,865,792

Net Change in Cash	1,345,044
Cash – Beginning of period	—
Cash – End of period	$1,345,044

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$218,780,290
Change in value of Class A common stock subject to possible redemption	$(147,730)
Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$250,000
Advances in escrow from issuance of Class B common stock	$25,000
Advances in escrow from promissory note – related party	$12,500
Offering costs included in accrued offering costs	$50,000
Offering costs paid through promissory note – related party	$90,230
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aequi Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 1, 2020 (date of inception). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of 350,000 Founder Shares.

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.3 million in its operating bank accounts and working capital of approximately $1.7 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Advances in Escrow

In September 2020, the Company placed $37,500 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount is being held in a non-interest bearing account, is under the Company’s full control and will be released upon written instruction from the Company. As of December 31, 2020, a balance of $14,459 remained in escrow and is included in prepaid and other current assets in the Company’s balance sheet.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,092,230 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From September 1, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$19,245
Income and Franchise Tax	(19,245)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	22,307,692
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(150,201)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(150,201)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,178,279
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.03)

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 2, 2020 as a result of the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

Promissory Note — Related Party

On September 1, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of November 24, 2020, there was $104,208 outstanding under the Promissory Note which was re-paid in full on December 29, 2020.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2020, there were no Working Capital Loans outstanding.

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 1,136,744 shares of Class A common stock issued and outstanding, excluding 21,863,256 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Warrants — At December 31, 2020, there are warrants outstanding to purchase 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Redemptions of warrants for cash. Once the warrants become exercisable, the Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of shares of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to warrant holders

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31,
2020
Deferred tax asset
Net operating loss carryforward	$9,969
Organizational costs/Startup expenses	21,572
Total deferred tax assets	31,541
Valuation allowance	(31,541)
Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

As of December 31,
2020
Federal
Current	$—
Deferred	(31,541)

State
Current	—
Deferred	—
Change in valuation allowance	31,541
Income tax provision	$—

As of December 31, 2020, the Company had $47,472 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 1, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $31,541.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $828 in cash and $230,018,417 in U.S. Treasury securities. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 5/27/2021)	1	$230,018,417	$7,253	$230,025,670

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aequi Acquisition Corp.

Dated: March 26, 2021	By:	/s/ Hope S. Taitz
Hope S. Taitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hope S. Taitz	Chairperson and Chief Executive Officer	March 26, 2021
Hope S. Taitz	(Principal Executive Officer)

/s/ Joy Seppala	Chief Financial Officer and Director	March 26, 2021
Joy Seppala	(Principal Financial Officer and Principal Accounting Officer)

/s/ Merline Saintil	Director	March 26, 2021
Merline Saintil

/s/ Jason Scheir	Director	March 26, 2021
Jason Scheir

	Director	March 26, 2021
Fatou Sagnang

/s/ Roy Swan	Director	March 26, 2021
Roy Swan

/s/ Emil Woods	Director	March 26, 2021
Emil Woods