Form 10-K/A
period 2020-12-31
Aequi Acquisition Corp.
filed 2021-05-13
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 11, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Aequi Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “annual report”) amends the Annual Report on Form 10-K of Aequi Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “Original Report”).

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”).” In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet.

Since their issuances on November 24, 2020 in connection with our initial public offering (the “IPO”) and on November 30, 2020 in connection with the full exercise of underwriters’ over-allotment option and until the date of the restatements, our warrants were reflected as a component of equity instead of liabilities on our balance sheet and, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), our statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of November 19, 2020 (the “warrant agreement”), and our application of ASC 815-40 to the warrant agreement. After discussion, evaluation and consultation with management, our audit committee concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Prior to filing this annual report, in consultation with our audit committee, we concluded that our audited financial statements for the period ended December 31, 2020 (the “Affected Periods”), should no longer be relied upon and should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. On May 11, 2021, our audit committee authorized management to restate its audited financial statements for the period ended December 31, 2020 (the “restatements”).

The change in accounting for the warrants reflected in the restatements did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or other non-cash adjustments during the Affected Periods or during any other period for which financial information is included in this annual report. Our cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations during the Affected Periods also were not affected.

Items Amended in this Annual Report

This annual report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this annual report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules.

In addition, our Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this annual report (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not amended our previously filed Current Report on Form 8-K filed on December 1, 2020 or our Quarterly Report on Form 10-Q filed on December 18, 2020 for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Unless otherwise stated in this annual report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A common stock issued upon conversion thereof as provided herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors, and “directors” are to our current directors;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“equity-linked securities” are to any securities of our company which are convertible into, exchangeable for, or exercisable for common stock of our company;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to Aequi Sponsor LLC, a Delaware limited liability company;

●	“warrants” are to public warrants and private placement warrants;

●	“we,” “us,” “our,” “company,” or “our company” are to Aequi Acquisition Corp., a Delaware corporation.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 23,000,000 public warrants and 4,400,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this annual report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this annual report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 11, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement related to the accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement and Revision of Previously Issued Financial Statements

In this annual report on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended, December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants issued in connection with our initial public offering and private placement on November 24, 2020 and November 30, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement expressing their view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet instead of equity. Since issuances on November 24, 2020 and November 30, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation with management, our audit committee concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, our outstanding warrants were reflected as a component of equity instead of liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and our application of ASC 815-40 to the warrant agreement.

In consultation with our audit committee, we concluded that our previously issued financial statements of Affected Periods should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the misclassification of our warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this annual report on Form 10-K/A.

The restatement is more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

For the period from September 1, 2020 (inception) through December 31, 2020, we had a net loss of $4,143,636, which consists of operating costs of $169,446, transaction costs associated with our initial public offering of $373,435 and a loss on the warrant liability of $3,620,000, offset by interest earned on marketable securities held in the trust account of $19,245.

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

For the period from September 1, 2020 (inception) through December 31, 2020, cash used in operating activities was $520,748. Net loss of $4,143,636 was affected by formation costs paid through a promissory note of $1,478 and offset by interest earned on marketable securities held in the trust account of $19,245, transaction costs associated with our initial public offering of $373,435, a non-cash charge for the loss on the warrant liabilities of $3,620,000, and changes in operating assets and liabilities, which used $352,780 of cash from operating activities.

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

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The public warrants and private placement warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

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

Reference is made to Pages F-1 through F-20 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. The overall goal of these evaluation activities is to monitor our disclosure controls and procedures and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. Subsequently, on May 11, 2021, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, under the supervision and with the participation of the Certifying Officers, management reevaluated the Company’s disclosure controls and procedures as of December 31, 2020. During its reevaluation, management identified a material weakness in internal control over financial reporting that resulted in reclassifying the warrants as derivative liabilities in its previously issued financial statements. On May 11, 2021, the audit committee authorized management to restate its audited financial statements for the annual year ended December 31, 2020. Accordingly, management concluded that the control deficiency that resulted in classifying the warrants as equity instead of liability constituted a material weakness as of December 31, 2020. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Remediation Plan

To remediate the material weakness surrounding the presentation of the Company’s warrants as equity instead of liability, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during the second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability.

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

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock, and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 25, 2021. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of the Original Report.

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

Period Ended December 31, 2020
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statements Schedules

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
4.5***	Description of Securities.
10.1	Letter Agreement dated November 19, 2020 by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.2	Promissory Note, dated September 1, 2020, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
10.3	Investment Management Trust Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.4	Registration Rights Agreement dated November 19, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.5	Securities Subscription Agreement, dated September 1, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
10.6	Private Placement Warrant Purchase Agreement dated November 19, 2020 between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
10.8	Administrative Support Agreement dated November 19, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
14***	Code of Ethics.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1***	Audit Committee Charter.
99.2***	Compensation Committee Charter.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 13, 2021

AEQUI ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (Restated)

ASSETS
Current assets
Cash	$1,345,044
Prepaid expenses and other current assets	463,294
Total Current Assets	1,808,338

Cash and marketable securities held in trust account	230,019,245
Total Assets	$231,827,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$95,014
Accrued offering costs	50,000
Total Current Liabilities	145,014

Deferred underwriting fee payable	8,050,000
Warrant liability	13,756,000
Total Liabilities	21,951,014

Commitments and contingencies

Class A common stock subject to possible redemption, 20,487,656 shares at $10.00 per share redemption value	204,876,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,512,344 shares issued and outstanding (excluding 20,487,656 shares subject to possible redemption)	251
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	9,142,819
Accumulated deficit	(4,143,636)
Total Stockholders’ Equity	5,000,009
Total Liabilities and Stockholders’ Equity	$231,827,583

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (Restated)

Formation and operating costs	$169,446
Loss from operations	(169,446)

Other income (expense):
Interest earned on marketable securities held in Trust Account	19,245
Loss on change in fair value of warrant liability	(3,620,000)
Transaction costs associated with the Initial Public Offering	(373,435)
Net loss	$(4,143,636)

Weighted average shares outstanding of Class A redeemable common stock	22,307,692
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,178,279
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.80)

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 1, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of allocation to warrant liabilities, underwriting discounts and other offering costs	23,000,000	2,300	—	—	210,831,692	—	210,833,992

Excess of purchase price over fair value of Private Placement Warrants	—	—	—	—	2,911,213	—	2,911,213

Class A common stock subject to possible redemption	(20,487,656)	(2,049)	—	—	(204,874,511)	—	(204,876,560)

Payment of offering costs in exchange for Class B common stock	—	—	—	—	250,000	—	250,000

Net loss	—	—	—	—	—	(4,143,636)	(4,143,636)

Balance – December 31, 2020	2,512,344	$251	5,750,000	$575	$9,142,819	$(4,143,636)	$5,000,009

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (Restated)

Cash Flows from Operating Activities:
Net loss	$(4,143,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of warrant liability	3,620,000
Transaction costs associated with Initial Public Offering	373,435
Formation costs paid via promissory note	1,478
Interest earned on marketable securities held in Trust Account	(19,245)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(447,794)
Accrued expenses	95,014
Net cash used in operating activities	(520,748)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,600,000
Repayment of promissory note – related party	(104,208)
Payment of offering costs	(30,000)
Net cash provided by financing activities	231,865,792

Net Change in Cash	1,345,044
Cash – Beginning of period	—
Cash – End of period	$1,345,044

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$208,644,290
Change in value of Class A common stock subject to possible redemption	$(3,767,730)
Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$250,000
Advances in escrow from issuance of Class B common stock	$25,000
Advances in escrow from promissory note – related party	$12,500
Offering costs included in accrued offering costs	$50,000
Offering costs paid through promissory note – related party	$90,230
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aequi Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 1, 2020 (inception). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 19, 2020. On November 24, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Aequi Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on November 24, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of November 24, 2020
Total Liabilities	$7,185,200	$8,960,000	$16,145,200
Class A Common Stock Subject to Possible Redemption	189,830,290	(8,960,000)	180,870,290
Class A Common Stock	102	89	191
Additional Paid-in Capital	5,001,803	327,146	5,328,949
Accumulated Deficit	(2,470)	(327,235)	(329,705)
Total Stockholders’ Equity	5,000,010	—	5,000,010

Number of Class A common stock subject to redemption	18,983,029	(896,000)	18,087,029

Balance sheet as of December 31, 2020
Total Liabilities	$8,195,014	$13,756,000	$21,951,014
Class A Common Stock Subject to Possible Redemption	218,632,560	(13,756,000)	204,876,560
Class A Common Stock	114	137	251
Additional Paid-in Capital	5,149,521	3,993,298	9,142,819
Accumulated Deficit	(150,201)	(3,993,435)	(4,143,636)
Total Stockholders’ Equity	5,000,009	—	5,000,009

Number of Class A common stock subject to redemption	21,863,256	(1,375,600)	20,487,656

Statement of Operations for the period from September 1, 2020 (inception) to December 31, 2020
Net loss	$(150,201)	$(3,993,435)	$(4,143,636)
Weighted average shares outstanding of Class A redeemable common stock	22,307,692	—	22,307,692
Basic and diluted income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,178,279	—	5,178,279
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.03)	(0.77)	(0.80)

Statement of Cash Flows for the period from September 1, 2020 (inception) to December 31, 2020
Net loss	(150,201)	(3,993,435)	(4,143,636)
Loss on warrant liability	—	3,620,000	3,620,000
Transaction costs allocated to Initial Public Offering	—	373,435	373,435

Initial classification of Class A common stock subject to redemption	218,780,290	(10,136,000)	208,644,290
Change in value of Class A common stock subject to possible redemption	(147,730)	(3,620,000)	(3,767,730)

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From September 1, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$19,245
Income and Franchise Tax	(19,245)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	22,307,692
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(4,142,875)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(4,142,875)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,178,279
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.80)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 2, 2020 as a result of the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or an aggregate of $6,000,000. On December 2, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 400,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 2,512,344 shares of Class A common stock issued and outstanding, excluding 20,487,656 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Loss on warrant liability	(18.0)%
Transaction costs associated with Initial Public offering	(2.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2020
Liabilities:
Warrant Liability – Public Warrants	3	$8,740,000
Warrant Liability – Private Placement Warrants	3	$5,016,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on warrant liabilities in the statement of operations.

The Warrants were valued as of November 24, 2020 using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and December 31, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market under the ticker ARBGW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	At November 24, 2020 (Initial measurement)	As of December 31, 2020
Unit price	$9.86	$10.10
Term to initial business combination (in years)	1.0	0.9
Volatility	15.0%	18.0%
Risk-free rate	0.52%	0.49%
Dividend yield	0.0%	0.0%
Probability of financing at issue price less than $9.20 per share	0.0%	0.0%
Probability of extraordinary dividend	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 1, 2020 (inception)	$—	$—	$—
Initial measurement on November 24, 2020 (including over-allotment)	3,696,000	6,440,000	10,136,000
Change in valuation inputs or other assumptions	1,320,000	2,300,000	3,620,000
Fair value as of December 31, 2020	$5,016,000	$8,740,000	$13,756,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aequi Acquisition Corp.

Dated: May 13, 2021	By:	/s/ Hope S. Taitz
Hope S. Taitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hope S. Taitz	Chairperson and Chief Executive Officer	May 13, 2021
Hope S. Taitz	(Principal Executive Officer)

/s/ Joy Seppala	Chief Financial Officer and Director	May 13, 2021
Joy Seppala	(Principal Financial Officer and Principal Accounting Officer)

/s/ Merline Saintil	Director	May 13, 2021
Merline Saintil

/s/ Jason Scheir	Director	May 13, 2021
Jason Scheir

/s/ Fatou Sagnang	Director	May 13, 2021
Fatou Sagnang

/s/ Roy Swan	Director	May 13, 2021
Roy Swan

/s/ Emil Woods	Director	May 13, 2021
Emil Woods