Form 10-Q
period 2021-03-31
Aequi Acquisition Corp.
filed 2021-05-14
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,151,027	$1,345,044
Prepaid expenses	426,598	463,294
Total Current Assets	1,577,625	1,808,338

Cash and marketable securities held in Trust Account	230,067,357	230,019,245
TOTAL ASSETS	$231,644,982	$231,827,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$142,225	$95,014
Accrued offering costs	5,000	50,000
Total Current Liabilities	147,225	145,014

Warrant liability	11,463,334	13,756,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	19,660,559	21,951,014

Commitments and Contingencies

Class A common stock subject to possible redemption, excluding 20,698,442 and 20,487,656 shares at $10.00 per share at redemption value at March 31, 2021 and December 31, 2020, respectively	206,984,420	204,876,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,301,558 and 2,512,344 shares issued and outstanding (excluding 20,698,442 and 20,487,656 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	230	251
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as at March 31, 2021 and December 20, 2020 respectively	575	575
Additional paid-in capital	7,034,980	9,142,819
Accumulated deficit	(2,035,782)	(4,143,636)
Total Stockholders’ Equity	5,000,003	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,644,982	$231,827,583

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$232,924
Loss from operations	(232,924)

Other income:
Interest earned on marketable securities held in Trust Account	48,112
Change in fair value of warrant liability	2,292,666
Other income	2,340,778

Net income	$2,107,854

Weighted average shares outstanding of Class A redeemable common stock	23,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,750,000
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$0.37

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,512,344	$251	5,750,000	$575	$9,142,819	$(4,143,636)	$5,000,009

Change in value of common stock subject to redemption	(210,786)	(21)	—	—	(2,107,839)	—	(2,107,860)

Net income	—	—	—	—	—	2,107,854	2,107,854

Balance – March 31, 2021	2,301,558	$230	5,750,000	$575	$7,034,980	$(2,035,782)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31. 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,107,854
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(2,292,666)
Interest earned on marketable securities held in Trust Account	(48,112)
Changes in operating assets and liabilities:
Prepaid expenses	36,696
Accrued expenses	47,211
Net cash used in operating activities	(149,017)

Cash Flows from Financing Activities:
Payment of offering costs	(45,000)
Net cash used in financing activities	(45,000)

Net Change in Cash	(194,017)
Cash – Beginning of period	1,345,044
Cash – End of period	$1,151,027

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000

Change in value of Class A common stock subject to possible redemption	$2,107,860

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of 350,000 Founder Shares. An aggregate of $373,435 of the transaction costs were charged to the statement of operations upon the closing of the Initial Public Offering.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.2 million in its operating bank accounts and working capital of approximately $1.4 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended on May 13, 2021, for the period ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $12,718,795 were charged to stockholders’ equity and offering costs amounting to $373,435 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $39,000 and $32,000, respectively, which had a full valuation allowance recorded against it of approximately $39,000 and $32,000, respectively.

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Three Months ended March 31,
2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$48,112
Income and Franchise Tax	(48,112)
Redeemable Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$2,107,854
Redeemable Net Earnings	—
Non-Redeemable Net Income	$2,107,854
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000
Net Income/Basic and Diluted Non-Redeemable Class B Common Stock	$0.37

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 2, 2020 as a result of the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”) (see Note 8). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor purchased 8,625,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On October 5, 2020, the Sponsor transferred 350,000 Founder Shares to the Company’s legal counsel as compensation for its services in lieu of a cash payment for fees relating to the Initial Public Offering. In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock cancellation. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on December 2, 2020, no Founder Shares are currently subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred $40,000 in fees related to these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On September 1, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $104,208 was re-paid in full on December 29, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there was 2,301,558 and 2,512,344 shares, respectively, of Class A common stock issued and outstanding, excluding 20,698,442 and 20,487,656 shares, respectively, of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

NOTE 8. WARRANT LIABILITY

At March 31, 2021, there are warrants outstanding to purchase 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

At March 31, 2021, assets held in the Trust Account were comprised of $828 in cash and $230,066,529 in U.S. Treasury securities. As of March 31, 2021, the Company has not withdrawn any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $828 in cash and $230,018,417 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 5/27/2021)	1	$230,066,529	$25,869	$230,092,398
December 31, 2020	U.S. Treasury Securities (Mature on 5/27/2021)	1	$230,018,417	$7,253	$230,025,670

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$7,283,334	$8,740,000
Warrant Liability – Private Placement Warrants	3	$4,180,000	$5,016,000

AEQUI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations.

As of December 31, 2020, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The measurement of the Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ARBGW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Unit price	$10.10
Term to initial business combination (in years)	0.9
Volatility	18.0%
Risk-free rate	0.49%
Dividend yield	0.0%
Probability of financing at issue price less than $9.20 per share	0.0%
Probability of extraordinary dividend	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$5,016,000	$8,740,000	$13,756,000
Change in valuation inputs or other assumptions	(836,000)	(1,456,666)	(2,292,666)
Fair value as of March 31, 2021	$4,180,000	$7,283,334	$11,463,334

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $8,740,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had income of $2,107,854, which consisted of the change in the value of our warrant liability of $2,292,666 and interest earned on the marketable securities of $48,112, offset by operating costs of $232,924.

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

For the three months ended March 31, 2021, cash used in operating activities was $149,017. Net income of $2,107,854 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $2,292,666 and interest earned on marketable securities held in the Trust Account of $48,112. Changes in operating assets and liabilities provided $83,907 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the trust account of $230,067,357. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $1,151,027 of cash held outside of the trust account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants, for periods where no observable traded price was available, are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 13, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020, as amended, filed with the SEC on May 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of the proceeds from our initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

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

AEQUI ACQUISITION CORP.

Date: May 14, 2021	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Joy Seppala
	Name:	Joy Seppala
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)