Form 10-Q
period 2021-06-30
Aequi Acquisition Corp.
filed 2021-08-13
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,001,761	$1,345,044
Prepaid expenses	357,991	463,294
Total Current Assets	1,359,752	1,808,338

Investments held in Trust Account	230,101,027	230,019,245
TOTAL ASSETS	$231,460,779	$231,827,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$181,382	$95,014
Accrued offering costs	—	50,000
Total Current Liabilities	181,382	145,014

Warrant liabilities	11,342,667	13,756,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	19,574,049	21,951,014

Commitments and Contingencies

Class A common stock subject to possible redemption, 20,688,672 and 20,487,656 shares at $10.00 per share at redemption value as of June 30, 2021 and December 31, 2020, respectively	206,886,720	204,876,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,311,328 and 2,512,344 shares issued and outstanding (excluding 20,688,672 and 20,487,656 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	231	251
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	7,132,679	9,142,819
Accumulated deficit	(2,133,475)	(4,143,636)
Total Stockholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,460,779	$231,827,583

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$252,030	$484,954
Loss from operations	(252,030)	(484,954)

Other income:
Change in fair value of warrant liabilities	120,667	2,413,333
Interest earned on marketable securities held in Trust Account	33,670	81,782
Total other income	154,337	2,495,115

Net (loss) income	$(97,693)	$2,010,161

Weighted average shares outstanding, Class A redeemable common stock	23,000,000	23,000,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B non-redeemable common stock	$(0.02)	$0.35

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,512,344	$251	5,750,000	$575	$9,142,819	$(4,143,636)	$5,000,009

Change in value of Class A common stock subject to redemption	(210,786)	(21)	—	—	(2,107,839)	—	(2,107,860)

Net income	—	—	—	—	—	2,107,854	2,107,854

Balance – March 31, 2021 (unaudited)	2,301,558	230	5,750,000	575	7,034,980	(2,035,782)	5,000,003

Change in value of Class A common stock subject to redemption	9,770	1	—	—	97,699	—	97,700

Net loss	—	—	—	—	—	(97,693)	(97,693)

Balance – June 30, 2021 (unaudited)	2,311,328	$231	5,750,000	$575	$7,132,679	$(2,133,475)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,010,161
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,413,333)
Interest earned on marketable securities held in Trust Account	(81,782)
Changes in operating assets and liabilities:
Prepaid expenses	105,303
Accrued expenses	86,368
Net cash used in operating activities	(293,283)

Cash Flows from Financing Activities:
Payment of offering costs	(50,000)
Net cash used in financing activities	(50,000)

Net Change in Cash	(343,283)
Cash – Beginning of period	1,345,044
Cash – End of period	$1,001,761

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$2,010,160

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On December 2, 2020, the Company consummated the sale of an additional 3,000,000 Units, at $10.00 per Unit, and the sale of an additional 400,000 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $30,600,000. A total of $30,000,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $230,000,000.

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of 350,000 shares of Founder Shares (as defined below). An aggregate of $373,435 of the transaction costs were charged to the statement of operations upon the closing of the Initial Public Offering.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s Warrants (as defined below).

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $1.2 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended on May 13, 2021, for the period ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any other future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,688,672 and 20,487,656 Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Offering Costs

The Company complies with the requirement of Accounting Standard Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (together with the Public Warrants and warrants convertible from the Working Capital Loans, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such Warrants under the treasury stock method would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June, 30	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$33,670	$81,782
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(33,670)	(81,782)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(97,693)	$2,010,161
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net (Loss) Income	$(97,693)	$2,010,161
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	5,750,000	5,750,000
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.02)	$0.35

(1)	For the three and six months ended June 30, 2021, basic and diluted shares were the same as there are no non-redeemable securities that are dilutive to the stockholders.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor purchased 8,625,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On October 5, 2020, the Sponsor transferred 350,000 Founder Shares to the Company’s legal counsel in consideration for its services in lieu of a cash payment for fees relating to the Initial Public Offering. In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, and (C) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $70,000 in fees related to these services, respectively, of which $70,000 is included in accrued expenses in the accompanying condensed balance sheet as of June 30, 2021. There were no amounts included in accrued expenses at December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Registration Rights

Pursuant to a registration rights agreement entered into on November 19, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have registration rights to require the Company to register a sale of any of its securities held by the Company (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the costs and expenses incurred in connection with filing any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there was 2,311,328 and 2,512,344 shares, respectively, of Class A common stock issued and outstanding, excluding 20,688,672 and 20,487,656 shares, respectively, of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 8. WARRANT LIABILITIES

At June 30, 2021 and December 31, 2020, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, but will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by the Sponsor, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

At June 30, 2021, assets held in the Trust Account were comprised of $2,350 in cash and $230,098,677 in U.S. Treasury securities. As of June 30, 2021, the Company has not withdrawn any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $828 in cash and $230,018,417 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2021	U.S. Treasury Securities (Mature on 8/17/2021)	$230,098,677	$(4,483)	$230,094,194
December 31, 2020	U.S. Treasury Securities (Mature on 5/27/2021)	$230,018,417	$7,253	$230,025,670

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2021		December 31, 2020
	Level	Amount	Level	Amount
Assets:
U.S. Treasury Securities	1	$230,094,194	1	$230,025,670

Liabilities:
Warrant Liability – Public Warrants	1	$7,206,667	3	$8,740,000
Warrant Liability – Private Placement Warrants	2	$4,136,000	3	$5,016,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statement of operations.

As of December 31, 2020, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ARBGW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Unit price	$10.10
Term to initial business combination (in years)	0.9
Volatility	18.0%
Risk-free rate	0.49%
Dividend yield	0.0%
Probability of financing at issue price less than $9.20 per share	0.0%
Probability of extraordinary dividend	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$5,016,000	$8,740,000	$13,756,000
Change in fair value	(836,000)	(1,456,666)	(2,292,666)
Transfer to Level 1	—	(7,283,334)	(7,283,334)
Transfer to Level 2	(4,180,000)	—	(4,180,000)
Fair value as of June 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $7,283,334. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $4,180,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 1, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $97,693, which consisted of operating costs of $252,030, offset by the change in the value of our warrant liabilities of $120,667 and interest earned on the marketable securities of $33,670.

For the six months ended June 30, 2021, we had net income of $2,010,161, which consisted of the change in the value of our warrant liabilities of $2,413,333 and interest earned on the marketable securities of $81,782, offset by operating costs of $484,954.

Liquidity and Capital Resources

On November 24, 2020, we consummated our Initial Public Offering of 20,000,000 units (“Units”), at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 4,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $6,000,000.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in a trust account (“Trust Account”). We incurred $13,092,230 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 of legal services fees in connection with the Initial Public Offering was paid through the transfer of 350,000 shares of Class B common stock (the “Founder Shares”). Our legal counsel will also provide up to $120,000 of legal services in connection with the Company’s ongoing reporting obligations under the Exchange Act for no additional cash compensation.

For the six months ended June 30, 2021, net cash used in operating activities was $293,283. Net income of $2,010,161 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $2,413,333 and interest earned on marketable securities held in the Trust Account of $81,782. Changes in operating assets and liabilities provided $191,671 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the trust account of $230,101,027. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $1,001,761 of cash held outside of the trust account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standard Codification (“ASC”) 480 and ASC 815. We account for the Private Placement Warrants, warrants as part of the Units (“Public Warrants”), and warrants convertible from the working capital loans (together with the Private Placement Warrants and Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss) , less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standard Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Amended Annual Report on Form 10-K/A filed on May 13, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has designed and implemented additional controls over the warrant accounting to remediate the material weakness such that the existing controls will operate effectively. The remediation actions we are taking include review by our internal financial reporting specialists and consultation with third party experts on the accounting for warrants.

 We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness will not be considered fully remediated until all associated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal 2021.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
4.1	Warrant Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEQUI ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Joy Seppala
	Name:	Joy Seppala
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)