Form 10-Q
period 2021-09-30
Aequi Acquisition Corp.
filed 2021-11-04
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months and Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$920,831	$1,345,044
Prepaid expenses	280,250	463,294
Total Current Assets	1,201,081	1,808,338

Investments held in Trust Account	230,124,709	230,019,245
TOTAL ASSETS	$231,325,790	$231,827,583

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$243,243	$95,014
Accrued offering costs	—	50,000
Total Current Liabilities	243,243	145,014

Warrant liabilities	7,240,000	13,756,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	15,533,243	21,951,014

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share at redemption value as of September 30, 2021 and December 31, 2020	230,000,000	230,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,208,028)	(20,124,006)
Total Stockholders’ Deficit	(14,207,453)	(20,123,431)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$231,325,790	$231,827,583

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from September 1, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$220,532	$705,486	$761
Loss from operations	(220,532)	(705,486)	(761)

Other income:
Interest earned on investments held in Trust Account	23,682	105,464	—
Change in fair value of warrant liabilities	4,102,667	6,516,000	—
Total other income	4,126,349	6,621,464	—

Net income (loss)	$3,905,817	$5,915,978	$(761)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	23,000,000	—
Basic and diluted net income per share, Class A redeemable common stock	$0.14	$0.21	$—
Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,750,000	5,000,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.14	$0.21	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)

Net income	—	—	—	—	—	2,107,854	2,107,854
Balance – March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$—	$(18,016,152)	$(18,015,577)

Net loss	—	—	—	—	—	(97,693)	(97,693)
Balance – June 30, 2021 (Unaudited)	—	$—	5,750,000	$575	$—	$(18,113,845)	$(18,113,270)

Net income	—	—	—	—	—	3,905,817	3,905,817
Balance – September 30, 2021 (Unaudited)	—	$—	5,750,000	$575	$—	$(14,208,028)	$(14,207,453)

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 1, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(761)	(761)
Balance – September 30, 2020 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(761)	$24,239

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from September 1, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$5,915,978	$(761)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,516,000)	—
Interest earned on investments held in Trust Account	(105,464)	—
Changes in operating assets and liabilities:
Prepaid expenses	183,044	—
Accounts payable and accrued expenses	148,229	761
Net cash used in operating activities	(374,213)	—

Cash Flows from Financing Activities:
Payment of offering costs	(50,000)	—
Net cash used in financing activities	(50,000)	—

Net Change in Cash	(424,213)	—
Cash – Beginning of period	1,345,044	—
Cash – End of period	$920,831	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$42,500
Advances in Escrow from issuance of Class B common stock	$—	$25,000
Advances in Escrow from promissory note	$—	$12,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of 350,000 shares of Founder Shares (as defined below). An aggregate of $373,435 of the transaction costs allocated to the warrants were charged to the statement of operations upon the closing of the Initial Public Offering.

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

SEPTEMBER 30, 2021

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $0.96 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all shares of redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per share of common stock calculation to allocate net income (loss) evenly to Class A common stock and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (Audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$204,876,560	$25,123,440	$230,000,000
Class A common stock	$251	$(251)	$—
Additional paid-in capital	$9,142,819	$(9,142,819)	$—
Accumulated deficit	$(4,143,636)	$(15,980,370)	$(20,124,006)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(25,123,440)	$(20,123,431)

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended on May 13, 2021, for the period ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any other future periods.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. There was no change to redemption value in the current quarter, as of December 31, 2020 or for the initial period ended September 30, 2020.

At September 30, 2021 and December 31, 2020, the adjustments of the value of Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$(6,440,000)
Class A common stock issuance costs	$(12,726,008)
Add:
Accretion of carrying value to redemption value	19,166,008
Class A common stock subject to possible redemption	$230,000,000

Offering Costs

The Company complies with the requirement of Accounting Standard Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent on future events.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period Ended September 1, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,124,654	$781,163	$4,732,782	$1,183,196	$—	$(761)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per common stock	$0.14	$0.14	$0.21	$0.21	$—	$—

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature, other than the warrant liabilities (see Note 11).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 2, 2020 as a result of the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or an aggregate of $6,000,000. On December 2, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 400,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees related to these services, respectively, of which $100,000 is included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2021. There were no amounts included in accrued expenses at December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Registration and Stockholder Rights

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock – The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and are presented as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10. WARRANT LIABILITIES

At September 30, 2021 and December 31, 2020, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $1,431 in cash and $230,123,278 in U.S. Treasury securities. As of September 30, 2021, the Company has not withdrawn any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $828 in cash and $230,018,417 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2021	U.S. Treasury Securities (Mature on 8/17/2021)	$230,123,278	$2,215	$230,125,493
December 31, 2020	U.S. Treasury Securities (Mature on 5/27/2021)	$230,018,417	$7,253	$230,025,670

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2021		December 31, 2020
	Level	Amount	Level	Amount
Assets:
U.S. Treasury Securities	1	$230,123,278	1	$230,025,670

Liabilities:
Warrant Liability – Public Warrants	1	$4,600,000	3	$8,740,000
Warrant Liability – Private Placement Warrants	2	$2,640,000	3	$5,016,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statements of operations.

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Unit price	$10.10
Term to initial business combination (in years)	0.9
Volatility	18.0%
Risk-free rate	0.49%
Dividend yield	0.0%
Probability of financing at issue price less than $9.20 per share	0.0%
Probability of extraordinary dividend	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$5,016,000	$8,740,000	$13,756,000
Change in fair value	(836,000)	(1,456,666)	(2,292,666)
Transfer to Level 1	—	(7,283,334)	(7,283,334)
Transfer to Level 2	(4,180,000)	—	(4,180,000)
Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $7,283,334. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $4,180,000.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $3,905,817, which consisted of interest earned on investment held in Trust Account of $23,682 and change in fair value of warrant liability of $4,102,667, offset by operating costs of $220,532.

For the nine months ended September 30, 2021, we had net income of $5,915,978, which consisted of the change in the value of our warrant liabilities of $6,516,000 and interest earned on investment held in Trust Account of $105,464, offset by operating costs of $705,486.

For the period from September 1, 2020 (inception) through September 30, 2020, we had net loss of $761, which consisted of operating and formation costs.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $374,213. Net income of $5,915,978 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $6,516,000 and interest earned on marketable securities held in the Trust Account of $105,464. Changes in operating assets and liabilities provided $331,273 of cash from operating activities.

For the period from September 1, 2020 (inception) through September 30, 2020, net cash used in operating activities was $761.

As of September 30, 2021, we had cash and marketable securities held in the trust account of $230,124,709. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had $920,831 of cash held outside of the trust account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Net Income (Loss) per Common Share

In connection with the change in presentation for the Class A common stock subject to possible redemption, we also revised our earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rate in the income (loss) of the Company.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

AEQUI ACQUISITION CORP.

Date: November 4, 2021	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Joy Seppala
	Name:	Joy Seppala
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)