Form 10-K/A
period 2020-12-31
Aequi Acquisition Corp.
filed 2021-12-02
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 2, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Aequi Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of the Company as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on November 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 24, 2021, the Company’s the audit committee (the “Audit Committee”) of the Company’s board of directors, after discussion with the Company’s management and its advisors, concluded that the Company’s previously issued (i) audited balance sheet as of November 24, 2020 (the "Post IPO Balance Sheet"), as previously restated in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 14, 2021, (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 4, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 2 for the Post IPO Balance Sheet and the Company's audited financial statements included in the First Amended Filing, and the unaudited condensed financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements and change to our management team. The following items have been amended to reflect the restatements and the change to our management team:

Part I, Item 1. Business

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part III, Item 10. Directors, Executive Officers and Corporate Governance

Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In addition, the Company’s Chief Executive Officer and interim Chief Financial Officer has provided new certifications dated as of the date of this Amendment No. 2 (Exhibits 31.1, 31.2 and 32.1).

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 29, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated November 24, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

We seek to capitalize on the multiple decades of combined investment experience of our sponsor. Hope S. Taitz, our Chief Executive Officer, interim Chief Financial Officer, and Chairperson has deep financial, operational and technological experience. The company intends to broadly target data-centric, growth-oriented companies with established business models across a variety of industries, but we may focus on businesses that are driven by consumer demand and poised to benefit from evolving consumer preferences. Our management team has extensive experience in identifying disruptive consumer and market trends, sourcing compelling investment opportunities, and successfully executing stand-alone and tuck-in acquisitions across industries and economic cycles. In addition, our management has hands-on experience partnering with companies as active owners and directors by working closely with senior executives to accelerate value creation by leveraging data and technology innovation.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the impact of COVID-19 pandemic;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	a material weakness in our internal control over financial reporting.

Risks Relating to Restatement of Our Previously Issued Financial Statements

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

We have only 24 months from the closing of our initial public offering on November 24, 2020 to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We have determined that such mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments to our financial statements contained in this Amendment No. 2 have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2022.

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

Additionally, we re-evaluated our application of ASC 480-10-S99-3A to the accounting classification of the Public Shares issued as part of the units sold in our Initial Public Offering on November 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our Charter. Pursuant to such re-evaluation, management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Management concluded that the control deficiency that resulted in the incorrect classification of temporary and permanent equity constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our temporary and permanent equity, additional paid-in capital, accumulated deficit, and earnings (loss) per share and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our complex financial instruments but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the re-evaluation of accounting guidance, our Audit Committee concluded, after discussion with our management and advisors, that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness and the restatement related to the accounting for complex financial instruments, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 19, 2020 and our Quarterly Report on Form 10-Q for the period ended September 30, 2020.

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

Restatement and Revision of Previously Issued Financial Statements

In this Amendment No. 2, we are restating (i) our audited balance sheet as of November 24, 2020, as previously restated in the First Amended Filing, (ii) our audited financial statements as previously restated in the First Amended Filing, (iii) and the period from September 1, 2020 (inception) through December 31, 2020 as previously restated in the First Amended Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the Initial Public Offering on November 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on November 24, 2021, the Audit Committee, after discussion with the Company’s management and its advisors, concluded that the Company’s previously issued financial statements for the Affected Periods should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the First Amended Filing, and the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated November 24, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. The overall goal of these evaluation activities is to monitor our disclosure controls and procedures and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. Subsequently, on May 11, 2021, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, under the supervision and with the participation of the Certifying Officer, management reevaluated the Company’s disclosure controls and procedures as of December 31, 2020. During its reevaluation, management identified a material weakness in internal control over financial reporting that resulted in reclassifying the warrants as derivative liabilities in its previously issued financial statements. On May 11, 2021, the Audit Committee authorized management to restate its audited financial statements for the year ended December 31, 2020. In addition, on November 24, 2021, our management concluded that our control around the interpretation and accounting for certain complex features of the shares of Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Amendment No. 2. Accordingly, management concluded that the control deficiency that resulted in the remeasurement of complex financial instruments constituted a material weakness as of December 31, 2020. As a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

The Certifying Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Remediation Plan

To remediate the material weakness surrounding the presentation of the Company’s complex financial instruments, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the most recently completed fiscal quarter, as described above, management did implement changes in internal control over financial reporting designed to remediate a material weakness solely related to the presentation of the Company’s complex financial instruments.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Title
Hope S. Taitz	56	Chairperson, Chief Executive Officer and interim Chief Financial Officer
Merline Saintil	44	Director
Jason Scheir	40	Director
Fatou Sagnang	35	Director
Roy Swan	57	Director
Emil Woods	48	Director

The experience of our directors and executive officers are as follows:

Hope S. Taitz, our Chief Executive Officer, Chairperson and interim Chief Financial Officer, has extensive experience in mergers & acquisitions and principal investing. Ms. Taitz is currently the Chief Executive Officer of ELY Capital where she invests in and advises early stage companies. Prior to ELY Capital, Ms. Taitz was the co-founder of Catalyst Partners, an event driven, special situation hedge fund. After graduating with honors from the University of Pennsylvania majoring in economics and concentrating in marketing, Ms. Taitz began her investment banking career in mergers and acquisitions at Drexel Burnham Lambert. Ms. Taitz then transitioned to the buy side. Ms. Taitz has extensive public company board experience, having served and chaired all committees, as well as having been a lead director. She currently sits on the boards of directors of Athene Holding Ltd., MidCap Finco Holdings Limited, and Summit Hotel Properties, Inc., and previously served on the Boards of Apollo Residential Mortgage, Inc., Diamond Resorts International, Inc., Greenlight Capital RE, Ltd., and Lumenis Ltd. Ms. Taitz also focuses on equity and education and is an advocate for underrepresented groups in STEM. She currently serves as a board member on The New York City Foundation for Computer Science working on CSforALL and the 2025 STEM Initiative, and previously served on the board of Girls Who Code. Ms. Taitz is a founding board member of YRFDarca, a member of the Wharton School Undergraduate Executive Board, and an emeritus board member of Pencils of Promise. Ms. Taitz is well qualified to serve on our board of directors due to her significant experience in investment, mergers and acquisitions, as well as her service on the boards of directors of several public companies.

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

Number, Terms of Office, Actions and Election of Officers and Director

Our board of directors consists of six members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our common stock (or, prior to our initial business combination, a majority of the holders of our founder shares).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Amendment No. 2, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock, and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of December 2, 2021. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of the Original Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Aequi Sponsor LLC (3)	5,750,000	20.0%
Hope S. Taitz (3)	5,750,000	20.0%
Emil Woods	—	—
Jason Scheir	—	—
Merline Saintil	—	—
Fatou Sagnang	—	—
Roy Swan	—	—
All executive officers and directors as a group (six individuals)	5,750,000	20.0%
Guggenheim Capital, LLC (4)	2,980,000	10.4%
Apollo Atlas Master Fund, LLC (5)	1,980,000	6.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The founder shares will convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Represents the interests directly held by Aequi Sponsor LLC, our sponsor. Ms. Hope S. Taitz is the managing member of our sponsor. As such, she may be deemed to have beneficial ownership of the Class B Common Stock held directly by our sponsor. Ms. Taitz disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. Each of our officers and directors and our Specialist Advisor is a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.

(4)	Based on a Schedule 13G jointly filed with the SEC by Guggenheim Capital, LLC (“Guggenheim Capital”), Guggenheim Partners, LLC (“Guggenheim Partners”), GI Holdco II LLC (“GI Holdco II”), GI Holdco LLC (“GI Holdco”), Guggenheim Partners Investment Management Holdings, LLC (“GPIMH”), and Guggenheim Partners Investment Management, LLC (“GPIM”) on December 10, 2020 regarding shares of Class A common stock underlying units beneficially owned directly by GPIM and by another subsidiary of Guggenheim Capital (the “Guggenheim Subsidiary”). As a result of its role as investment adviser, GPIM may be deemed to be the beneficial owner of certain of the shares. Guggenheim Capital may be deemed the beneficial owner of certain shares beneficially owned by GPIM and indirectly by GPIMH, GI Holdco, GI Holdco II and Guggenheim Partners. GPIM shares investment discretion over certain shares with the Guggenheim Subsidiary. The business address of Guggenheim Capital and Guggenheim Partners is 227 West Monroe Street, Chicago, IL 60606. The business address of GI Holdco II, GI Holdco and GPIMH is 330 Madison Avenue, New York, NY 10017. The business address of GPIM is 100 Wilshire Boulevard, 5th Floor, Santa Monica, CA 90401.
(5)	Based on a Schedule 13G jointly filed with the SEC by (i) Apollo Atlas Master Fund, LLC (“Atlas”); (ii) Apollo Atlas Management, LLC (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (v) Apollo ST Fund Management LLC (“ST Management”); (vi) Apollo ST Operating LP (“ST Operating”); (vii) Apollo ST Capital LLC (“ST Capital”); (viii) ST Management Holdings, LLC (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”); (x) Apollo A-N Credit Management, LLC (“A-N Credit Management”); (xi) Apollo Credit Management, LLC (“ACM LLC”); (xii) Apollo Capital Credit Management, LLC (“ACCM LLC”); (xiii) Apollo SA Management, LLC (“SA Management”); (xiv) Apollo Capital Management, L.P. (“Capital Management”); (xv) Apollo Capital Management GP, LLC (“Capital Management GP”); (xvi) Apollo Management Holdings, L.P. (“Management Holdings”); and (xvii) Apollo Management Holdings GP, LLC (“Management Holdings GP”). The foregoing are collectively referred to herein as the “Atlas Reporting Persons.” Atlas, PPF Credit Strategies, Credit Strategies, and A-N Credit, each hold securities of the Company. Certain entities has shared voting and dispositive power over such shares. The business addresses of the entities are: One Manhattanville Road, Suite 201, Purchase, New York 10577, 9 W. 57th Street, 43rd Floor, New York, New York 10019 and c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
4.5***	Description of Securities.
10.1	Letter Agreement dated November 19, 2020 by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.2	Promissory Note, dated September 1, 2020, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
10.3	Investment Management Trust Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.4	Registration Rights Agreement dated November 19, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.5	Securities Subscription Agreement, dated September 1, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
10.6	Private Placement Warrant Purchase Agreement dated November 19, 2020 between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
10.8	Administrative Support Agreement dated November 19, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
14***	Code of Ethics.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1***	Audit Committee Charter.
99.2***	Compensation Committee Charter.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

AEQUI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Aequi Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aequi Acquisition Corp. (the “Company”) as of December 31, 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from September 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable complete a business combination  by November 24, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 13, 2021, except for the effects of the restatement disclosed in Note 2 as to which the date is December 2, 2021

AEQUI ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (Restated)

ASSETS
Current assets
Cash	$1,345,044
Prepaid expenses and other current assets	463,294
Total Current Assets	1,808,338

Cash and marketable securities held in trust account	230,019,245
Total Assets	$231,827,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$95,014
Accrued offering costs	50,000
Total Current Liabilities	145,014

Deferred underwriting fee payable	8,050,000
Warrant liability	13,756,000
Total Liabilities	21,951,014

Commitments and contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized; 23,000,000 shares at $10.00 per share redemption value	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Accumulated deficit	(20,124,006)
Total Stockholders’ Deficit	(20,123,431)
Total Liabilities and Stockholders’ Deficit	$231,827,583

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (Restated)

Formation and operating costs	$169,446
Loss from operations	(169,446)

Other income (expense):
Interest earned on marketable securities held in Trust Account	19,245
Loss on change in fair value of warrant liability	(3,620,000)
Transaction costs associated with the Initial Public Offering	(373,435)
Net loss	$(4,143,636)

Weighted average shares outstanding of Class A common stock	10,318,479
Basic and diluted loss per share, Class A common stock	$(0.27)

Weighted average shares outstanding of Class B common stock	5,178,279
Basic and diluted net loss per share, Class B common stock	$(0.27)

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (Restated)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – September 1, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Excess of purchase price over fair value of Private Placement Warrants	—	—	2,911,213	—	2,911,213

Accretion for Class A common stock to redemption amount	—	—	(3,185,638)	(15,980,370)	(19,166,008)

Payment of offering costs in exchange for Class B common stock	—	—	250,000	—	250,000

Net loss	—	—	—	(4,143,636)	(4,143,636)

Balance – December 31, 2020	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 13, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on November 25, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 13, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC. See Note 3 and 8, which have been updated to reflect the restatement contained in this Annual Report.

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Impact of the Restatement

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustments	As Restated

Balance sheet as of November 24, 2020
Total Liabilities	$16,145,200	$—	$16,145,200
Class A Common Stock Subject to Possible Redemption	180,870,290	19,129,710	200,000,000
Class A Common Stock	191	(191)	—
Additional Paid-in Capital	5,328,949	(5,328,949)	—
Accumulated Deficit	(329,705)	(13,800,570)	(14,130,275)
Total Stockholders’ Equity (Deficit)	5,000,010	(19,129,971)	(14,129,700)

Number of Class A common stock subject to redemption	18,087,029	1,912,971	20,000,000

Balance sheet as of December 31, 2020
Total Liabilities	$21,951,014	$—	$21,951,014
Class A Common Stock Subject to Possible Redemption	204,876,560	25,123,440	230,000,000
Class A Common Stock	251	(251)	—
Additional Paid-in Capital	9,142,819	(9,142,819)	—
Accumulated Deficit	(4,143,636)	(15,980,370)	(20,124,006)
Total Stockholders’ Equity (Deficit)	5,000,009	(25,123,440)	(20,123,431)

Number of Class A common stock subject to redemption	20,487,656	2,512,344	23,000,000

Statement of Operations for the period from September 1, 2020 (inception) to December 31, 2020
Net loss	$(4,143,636)	$—	$(4,143,636)
Weighted average shares outstanding of Class A common stock	22,307,692	(11,989,213)	10,318,479
Basic and diluted income per share, Class A common stock	0.00	(0.27)	(0.27)
Weighted average shares outstanding of Class B common stock	5,178,279	—	5,178,279
Basic and diluted net loss per share, Class B common stock	(0.80)	0.53	(0.27)

Statement of Cash Flows for the period from September 1, 2020 (inception) to December 31, 2020
Initial classification of Class A common stock subject to redemption	208,644,290	21,355,710	230,000,000
Change in value of Class A common stock subject to possible redemption	(3,767,730)	3,767,760	—

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 24, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2022.

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

Offering Costs

The Company complies with the requirement of Accounting Standard Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity.

Accretion for Class A Common Stock to Redemption Amount

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Warrant Liabilities

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

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent on future events.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Period From September 1, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,759,030)	$(1,384,606)

Denominator:
Basic and diluted weighted average common shares outstanding	10,318,479	5,178,279

Basic and diluted net loss per common share	$(0.27)	$(0.27)

AEQUI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 23,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and therefore classified as temporary equity.

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

Aequi Acquisition Corp.

Dated: December 2, 2021	By:	/s/ Hope S. Taitz
Hope S. Taitz
Chief Executive Officer and interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hope S. Taitz	Chairperson, Chief Executive Officer and interim Chief Financial Officer	December 2, 2021
Hope S. Taitz	(Principal Executive, Financial and Accounting Officer)

/s/ Merline Saintil	Director	December 2, 2021
Merline Saintil

/s/ Jason Scheir	Director	December 2, 2021
Jason Scheir

/s/ Fatou Sagnang	Director	December 2, 2021
Fatou Sagnang

/s/ Roy Swan	Director	December 2, 2021
Roy Swan

/s/ Emil Woods	Director	December 2, 2021
Emil Woods