Form 10-Q/A
period 2021-09-30
Aequi Acquisition Corp.
filed 2021-12-02
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 2, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months and Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

i

EXPLANATORY NOTE

Aequi Acquisition Corp. (the “Company,” “Aequi,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Form 10-Q/A”), to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on November 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. On November 24, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 14, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 4, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position or amount held in the trust account.

The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 26, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(RESTATED)

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

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from September 1, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$220,532	$705,486	$761
Loss from operations	(220,532)	(705,486)	(761)

Other income:
Interest earned on investments held in Trust Account	23,682	105,464	—
Change in fair value of warrant liabilities	4,102,667	6,516,000	—
Total other income	4,126,349	6,621,464	—

Net income (loss)	$3,905,817	$5,915,978	$(761)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	—
Basic and diluted net income per share, Class A common stock	$0.14	$0.21	$—
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,000,000
Basic and diluted net income per share, Class B common stock	$0.14	$0.21	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)

Net income	—	—	—	2,107,854	2,107,854
Balance – March 31, 2021 (Unaudited) (as restated)	5,750,000	$575	$—	$(18,016,152)	$(18,015,577)

Net loss	—	—	—	(97,693)	(97,693)
Balance – June 30, 2021 (Unaudited) (as restated)	5,750,000	$575	$—	$(18,113,845)	$(18,113,270)

Net income	—	—	—	3,905,817	3,905,817
Balance – September 30, 2021 (Unaudited)	5,750,000	$575	$—	$(14,208,028)	$(14,207,453)

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — September 1, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(761)	(761)
Balance – September 30, 2020 (Unaudited)	5,750,000	$575	$24,425	$(761)	$24,239

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company re-evaluated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all shares of redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share of common stock calculation to allocate net income (loss) pro rata between Class A common stock and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$206,984,420	$23,015,580	$230,000,000
Class A common stock	$230	$(230)	$—
Additional paid-in capital	$7,034,980	$(7,034,980)	$—
Accumulated deficit	$(2,035,782)	$(15,980,370)	$(18,016,152)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(23,015,580)	$(18,015,577)

Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$206,886,720	$23,113,280	$230,000,000
Class A common stock	$231	$(231)	$—
Additional paid-in capital	$7,132,679	$(7,132,679)	$—
Accumulated deficit	$(2,133,475)	$(15,980,370)	$(18,113,845)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(23,113,280)	$(18,113,270)

Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	23,000,000	—	23,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.07	$0.07
Weighted average shares outstanding, Class B common stock	5,750,000	—	5,750,000
Basic and diluted net income per share, Class B common stock	$0.37	$(0.30)	$0.07

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	23,000,000	—	23,000,000
Basic and diluted net income per share, Class A common stock	$—	$—	$—
Weighted average shares outstanding, Class B common stock	5,750,000	—	5,750,000
Basic and diluted net loss per share, Class B common stock	$(0.02)	$0.02	$—

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	23,000,000	—	23,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.07	$0.07
Weighted average shares outstanding, Class B common stock	5,750,000	—	5,750,000
Basic and diluted net income per share, Class B common stock	$0.35	$(0.28)	$0.07

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Change in value of Class A common stock subject to possible redemption	$2,107,860	$(2,107,860)	$—

Statement of Cash Flows for Six Months Ended June 30, 2021 (Unaudited)
Change in value of Class A common stock subject to possible redemption	$2,010,160	$(2,010,160)	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the period ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any other future periods.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent on future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of Public Shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified a portion of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Audit Committee concluded, after discussion with the Company’s management and its advisors, that the Company’s previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex equity instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Form 10-Q/A, there have been no material changes with respect to those risk factors previously disclosed in our prospectus dated November 19, 2020, filed with the SEC on November 23, 2020, our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on December 18, 2020, and Amendment No. 2 to the Annual Report on Form 10-K/A for the period ended December 31, 2020, filed with the SEC on December 2, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified a portion of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.  Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.  However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
4.1	Warrant Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEQUI ACQUISITION CORP.

Date: December 2, 2021	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer and interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)