Form 10-K
period 2021-12-31
Aequi Acquisition Corp.
filed 2022-03-25
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, which would be the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $224,250,000 based on the closing price of the registrant’s Class A common stock, par value $0.0001 per share, as quoted on The Nasdaq Stock Market as of that date.

As of March 24, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the impact of the COVID-19 pandemic;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 19, 2020, filed with the SEC on November 23, 2020, as amended in the sections titled “Risk Factors” contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on December 18, 2020, our Amendment No. 2 to the Annual Report on Form 10-K/A for the period ended December 31, 2020, filed with the SEC on December 2, 2021, and our Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, filed with the SEC on December 2, 2021.

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

ii

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

iii

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on September 1, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our initial business combination. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

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

We believe that our management team, board of directors and Specialist Advisors are well positioned to identify and execute attractive business combination opportunities. Our objectives are to generate attractive returns for all stakeholders and enhance value through selecting a high-quality target at an attractive valuation, negotiating favorable acquisition terms for all our stakeholders and accelerating growth and performance of the acquired company. We expect to favor potential technologically driven target companies in the consumer industry. In addition, a target company must demonstrate a dedication to Diversity, Equity and Inclusion (“DE&I”) and strong Environmental, Social and Governance (“ESG”) principles. Today’s consumer is changing and so are the demands of all stakeholders. Key industry characteristics include compelling long-term growth prospects, opportunities to drive valuation improvements at the company, attractive competitive dynamics and consolidation opportunities. Key business characteristics include competitive advantages, significant increasing recurring revenue, and opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

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

Our Investment Criteria

We have developed the following high level, non-exclusive investment criteria that we have and intend to continue to use to screen for and evaluate target businesses. We seek to acquire a business that exhibit some or all of the following criteria:

●	Demonstrates the Potential for Accelerating Revenue. We seek to acquire a business that has consistently generated increasing revenue run rate or has the potential to increase revenue with our expertise organically or through additional acquisitions. Our Specialist Advisors along with our board of directors have extensive experience in add on acquisitions.

●	Has a Committed and Capable Team. We seek to acquire a business with a professional management team whose strategic interests and purpose are aligned with our own and complement the expertise of our board of directors. Our Specialist Advisors are available to assist an existing team and not intended to replace. However, they are available to identify and recruit additional management.

●	Is Committed to DE&I. We seek a business that has demonstrated a desire to increase DE&I, such as such as creating gender and racial pay equity, listening to employee voice in operational and governance matters and investing in human capital. This foundation provides a unique value proposition, enabling businesses to reach larger, differentiated networks.

●	Is Focused on ESG Principles. We seek to acquire a business that is focused on creating long-term value for stakeholders by taking into consideration social, economic, and environmental sustainability. The consumer landscape is also evolving — consumers increasingly align themselves with companies they believe serve a greater social purpose, with over 85% of the general population believing that companies should address ESG and sustainability issues.

●	Is Sourced Through our Vast and Diverse Network. We do not expect to participate in broadly marketed processes, but rather aim to leverage our extensive network to source our business combination. We have a diverse board of directors and Specialist Advisors with access to direct contacts, external networks, differentiated information, and broader resource pool which can be beneficial to the company.

●	Would Benefit from our Data and Digital Expertise. We seek to acquire a business where the skills of our board of directors and Specialist Advisors can accelerate the growth position of the target. The company could benefit from enhanced technology or digital expertise.

The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our acquisition and value creation strategy is to acquire a data-centric, growth-orientated consumer company in a sector such as, retail, education, financial technology, media & gaming, healthcare & wellness, legal, and/or procurement & eco-friendly packaging. A potential target company is one that delivers a differentiated product or service to consumers and that complements the operational and investment expertise of our management team to accelerate long-term stockholder value creation.

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

Online Retail. We believe that the online consumer retail industry poses strong opportunities for growth. According to Prologis, COVID-19 has accelerated online penetration in retail from 15% to 20% in 2020. From 2020 to 2021, ecommerce sales continued its, growth, increasing by 14.2% year over year. Retail is a multi-trillion dollar industry, with strong tailwinds in the online retail space. Traditional retailers are implementing direct-to-consumer strategies in order to meet increased online demand and circumvent supply chain logistics challenges. Retailers equipped with data and analytics capabilities benefit from insights on profitable customer acquisition, brand engagement, supply chain management and more. We believe innovation in unique capabilities of digital — including real-time inventory management, predictive analytics, and AI-powered search, and personalization and co-creation functions — can create completely new and different shopping experiences. As a result of COVID-19, certain changes in customer habits during the pandemic are expected to remain going forward, including digital delivery, which was a necessity for many during lockdowns and is now viewed as an essential convenience. A McKinsey survey published in October 2020 found that companies are three times likelier than they were before the pandemic to conduct at least 80 percent of their customer interactions digitally.

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

Financial Technologies. The financial technology industry continues to evolve as consumers embrace new financial technologies such as digital payments, money transfers tools, online savings and investment platforms, digital lending, and online mortgage platforms. The trend towards digital payments has accelerated, along with an opportunity to offer new products and support to consumers and businesses. According to Statista, digital payment transaction value in the United States is forecast to grow by 15.9% CAGR to over $3.2 trillion by 2026. The other sector seeing greater adoption is digital lending. According to KBV Research, the global digital lending platform market size is expected to reach $11.6 billion by 2025, rising at a market growth of 20.3% CAGR during the forecast period. The automated design of online lending platforms provides lenders and borrowers with a more reliable approach to providing funding solutions, thus reducing stress and increasing the chances of successful lending approval. Additionally, demand for completely a digital experience in the real estate and financial market has also resulted in the proliferation of online mortgage platforms.

Media & Gaming. The media industry is increasingly consumed in digital formats and on a mobile first basis. Driven by the expansion of mobile internet access and growing connection speeds, the increasing number of mobile and streaming devices has led to a steady growth in demand for all types of Digital Media. Digital music, video games and video-on-demand significantly benefited from lockdowns and shelter-in-place orders. According to Statista Digital Market Outlook 2021, Digital Media will reap permanent benefits as many new customers are attracted, increasing future global revenue forecasts by 12.1% to $447 billion by 2026. By leveraging artificial intelligence and next-generation 5G technology, Digital Media providers can deliver curated content and high-quality, high-speed digital experiences to consumers. The video gaming industry is also thriving despite economic disruption caused by COVID-19. According to Newzoo research, the global video game market is forecast to be worth $219 billion in 2024, driven by the exponential growth in mobile gaming, which is estimated to generate $116 billion in 2024. Game publishers are increasingly relying on data to accurately measure a game’s performance, enhance game design, and create an immersive experience for the consumer.

Healthcare & Wellness. We believe that the Healthcare industry is in the midst of a global transformation as consumers take greater control of their health care decisions. As per Global Market Insights report, the digital health market size is over $100 billion and expected to grow at 28.5% CAGR through 2026. Market penetration of digital health technologies, including meditation and mental wellness apps, increased substantially during the pandemic and will boost the digital health industry growth. Demand for telehealth services has been on the rise for decades, but COVID-19 has dramatically increased usage rates around the United States according to the U.S. Department of Health and Human Services. Virtual health care has also gained momentum and is becoming a core component on helping consumers improve or maintain their well-being, as well as playing an important role in the diagnosis and treatment of illness. According to Deloitte research, by 2040, the health care system as we know will be transformed and a major portion of care, prevention, and well-being services will shift to virtual settings.

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

Procurement, Fulfillment & Eco-friendly Packaging. In recent months, the global packaging industry, which is estimated to reach over $1.22 trillion by 2026 according to Smithers, has witnessed significant changes including dramatic shifts in consumer channels, new or heightened hygiene and consumer-safety concerns, and highly volatile raw materials prices due to global supply chain disruptions. According to a report published by McKinsey & Company, consumer spending on groceries — particularly food —dramatically increased during the crisis, and shoppers are buying their goods online, fueling a strong acceleration of e-commerce shipments and other home-delivery services. According to a report by Smithers, the global market for e-commerce packaging is estimated to be over $49 billion and growing at a CAGR of approximately 15%, with a forecasted market size over $98 billion by 2025. We believe that procurement and packaging companies have benefited from the surge in consumer demand for delivery, and we believe that this trend will continue. In addition, sustainability and ESG can accelerate the growth and profitability of these businesses in the form of increased consumer focus on environmental responsibility, government subsidies, cost savings from lower energy consumption, and reduced liability through regulation, for example.

Our Competitive Strengths

We are a fully diverse blank check company. Our board of directors and Specialist Advisors have extensive capabilities in sourcing, valuation, diligence and execution. Together, they provide us with a significant pipeline of opportunities from which to evaluate and select a business that benefits from our expertise.

Our competitive strengths include the following:

●	Focus on DE&I. We believe that our fully diverse board of directors uniquely understand and are able to advocate for the importance of DE&I as well as ESG principles as core levers for accelerating value creation.

●	Deep Experience of the board of directors and Specialist Advisors. We believe that our ability to leverage the experience of our board of directors and Specialist Advisors, who comprise former senior operating executives of companies across multiple sectors and industries, provides us a distinct advantage in sourcing, evaluating and consummating a compelling transaction on attractive terms.

●	Execution and Structuring Capability. Our board of directors alongside our Specialist Advisors have a combined expertise and reputation that allows us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation.

●	Extensive Innovation, Technology, and Data Expertise. We believe that our board of directors and our Specialist Advisors have extensive experience in understanding how technology drives businesses to capitalize on disruption and accelerate value creation.

●	Track Record of Accelerating Growth. Our board of directors alongside our Specialist Advisors have a proven track record of investing in businesses where they, along with their network, can accelerate growth.

●	Dedication to Culture and Purpose. Our board of directors has a deep commitment to purpose-driven organization culture and community engagement and demonstrated track records of creating and donating to positive systemic change. In addition, our sponsor is committing to donate 10% of the founder shares it holds to advance social and economic mobility following the consummation of the initial business combination.

●	Governance Experience. Our board of directors has extensive experience in corporate governance accelerating the focus on core ESG principles. In addition, they have taken companies public both as principal, advisor and corporate board member.

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

Financial Position

With funds available for a business combination in the amount of $222,104,089, as of December 31, 2021, assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2021, was $10.01 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

We expect to use the amounts held outside the trust account ($961,602 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to November 24, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($961,602 as of December 31, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000), but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Employees

We have one officer and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

●

our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	our ability to complete our initial business combination;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least November 24, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the impact of COVID-19 pandemic;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance;

●	a material weakness in our internal control over financial reporting, which could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by November 24, 2022;

●	our warrants being accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results;

●	potential litigation and other risks as a result of the material weakness in our internal control over financial reporting;

●	more competition, due to the large number of outstanding similar companies, to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	that we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. In addition, our underwriters may be entitled to receive, at our sole discretion, deferred underwriting commissions to be released from the trust account upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.;

●	that since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, which may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations; and

●	the likelihood that the value of the founder shares following completion of our initial business combination is to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 19, 2020, filed with the SEC on November 23, 2020, as amended in the sections titled “Risk Factors” contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on December 18, 2020, our Amendment No. 2 to the Annual Report on Form 10-K/A for the period ended December 31, 2020, filed with the SEC on December 2, 2021, and our Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, filed with the SEC on December 2, 2021.

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

Holders

On March 24, 2022, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 2 holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On November 24, 2020, simultaneous with the consummation of our initial public offering, we consummated the private placement of an aggregate of 4,000,000 units at a price of $1.50 per private placement warrant, generating total proceeds of $6,000,000.

On December 2, 2020, we sold an additional 400,000 private placement warrants, at $1.50 per warrant, generating additional proceeds of $600,000.

The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

ITEM 6. [RESERVED]

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

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $6,350,527, which consisted of formation and operating costs of $1,024,317, offset by the change in fair value of warrant liabilities of $7,240,000 and interest income on marketable securities held in the trust account of $134,844.

For the period from September 1, 2020 (inception) through December 31, 2020, we had a net loss of $4,143,636, which consisted of operating expenses of $169,446, change in fair value of warrant liabilities of $3,620,000 and transaction costs of $373,435, offset by interest earned on marketable securities held in the trust account of $19,245.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity and Capital Resources

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

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,092,230 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 of legal services fees in connection with the initial public offering was paid through the transfer of 350,000 founder shares. Our legal counsel has also provided up to $120,000 of legal services in connection with the company’s ongoing reporting obligations under the Exchange Act for no additional cash compensation.

For the year ended December 31, 2021, net cash used in operating activities was $549,317. Net income of $6,350,527 was impacted by the increase in fair value of warrant liabilities of $7,240,000 and interest earned on marketable securities of $134,844 offset by changes in operating assets and liabilities, which provided $475,000 of cash from operating activities.

For the period from September 1, 2020 (inception) through December 31, 2020, cash used in operating activities was $520,748. Net loss of $4,143,636 was affected by formation costs paid through a promissory note of $1,478, change in fair value of warrant liabilities of $3,620,000 and transaction costs of $373,435 and an interest earned on marketable securities held in the trust account of $19,245. Changes in operating assets and liabilities used $352,780 of cash from operating activities.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $230,154,089. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $745,727 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

We have until November 24, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

Net Income (Loss) per Share of Common Stock

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. Government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this annual report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this annual report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This annual report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Title
Hope S. Taitz	57	Chairperson, Chief Executive Officer and interim Chief Financial Officer
Merline Saintil	45	Director
Jason Scheir	41	Director
Fatou Sagnang	36	Director
Roy Swan	58	Director
Emil Woods	49	Director

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

Merline Saintil, our director, has served as a technology and business executive at Fortune 500 and privately-held companies, including Intuit, Yahoo, PayPal, Adobe, Joyent, and Sun Microsystems. From 2019 to 2020, she was the Chief Operating Officer, R&D-IT of Change Healthcare Inc. Prior to that, she held the position of Head of Operations, Product & Technology with Intuit Inc. from November 2014 until August 2018. Ms. Saintil currently serves on the public Board of Directors of Lightspeed (NYSE: LSPD) since 2020, Banner Corporation (NASDAQ: BANR) since 2017, and Evolv Technology since 2021. She is a member of the Compensation, Nominating and Governance Committee at Lightspeed, and a member of Risk and Compensation Committees at Banner Corporation. Ms. Saintil has received numerous accolades during her career, most recently being named Women Inc.’s 2019 Most Influential Corporate Board Director. In prior years, she was ranked one of the Most Powerful Women Engineers in the World by Business Insider magazine, she was recognized as a Women of Influence 2017 by Silicon Valley Business Journal, and she has earned a Lifetime Achievement Award from Girls in Tech. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute. Ms. Saintil holds a B. Sc. from Florida A&M University and a M. Sc. from Carnegie Mellon University, and has completed Stanford Directors’ College and Harvard Business School’s executive education program. She is well qualified to serve on our board of directors due to her significant experience in technology industry and business operations.

Jason Scheir, our director, has been working at Apollo since 2008 and is Partner and the US Head of its Hybrid Value Group since 2008. Before joining Apollo, Mr. Scheir worked at Tailwind Capital, a middle market private equity firm. Prior to Tailwind, he was a member of the Restructuring Group and Mergers & Acquisitions Group at Rothschild Inc. Mr. Scheir currently serves on the board of directors of US Acute Care Solutions, Ingenio and Ridgeback Resources. Mr. Scheir graduated magna cum laude from Cornell University with a BS in applied economics and received his M.B.A. with honors from the University of Pennsylvania’s Wharton School. Mr. Scheir is well qualified to serve on our board of directors due to his significant experience in corporate finance, restructuring and mergers and acquisitions, as well as his service on the boards of directors of several public companies.

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

Roy Swan, our director, leads The Ford Foundation’s Mission Investments team, managing the foundation’s portfolio of mission-related investments (MRIs), program-related investments (PRIs), and grants dedicated to ESG and the impact investing fields. Before joining the Ford Foundation in 2018, Mr. Swan was a managing director at Morgan Stanley, where he held roles including co-head of Global Sustainable Finance, President & COO of Morgan Stanley Trust, and founding CEO and Managing Member of Morgan Stanley Impact Small Business Investment Company LLC, where he remains a Member. Before Morgan Stanley, Mr. Swan served as CFO and Corporate Secretary at Carver Bancorp (NASDAQ: CARV) in Harlem, the largest African American-managed bank in the U.S. at that time. Over the course of his career, Mr. Swan has also worked in corporate law, investment banking, media, and as founding Chief Investment Officer of the Upper Manhattan Empowerment Zone. Mr. Swan has served as a member of the board of directors of Varo Bank, an all-digital nationally chartered bank in the US, since February 2021, and as a member of the Board of Trustees of Parnassus Funds, a socially responsible ESG-focused mutual fund company, since September 2021. Mr. Swan received an A.B. from Princeton University and a J.D. from Stanford Law School. Mr. Swan is well qualified to serve on our board of directors due to his significant experience in impact investment, finance, and public company management.

Emil Woods, our director, is a Principal of LCV GP VIII, LLC (the General Partner) and LCV Blockchain Management, LLC (the Investment Manager), and the Portfolio Manager of LCV Fund VIII, L.P., a venture capital fund focused on investments in blockchain and distributed ledger technology companies. In 2012, Mr. Woods co-founded Liberty City Ventures, a New York City-based seed stage venture capital investment firm. Prior to that, Mr. Woods co-founded Cedar Hill Capital Partners, LLC, a multi-strategy institutional asset management firm in 2005. Prior to 2004, Mr. Woods was a Portfolio Manager at SAC Capital Management and, prior to that, he worked in various financial services capacities, including Portfolio Manager and Head Trader in the Equities and Asset Management divisions of Goldman Sachs & Co. He has served on the boards of several private companies, including Kabompo Holdings, Inc., the holding company of Paxos, a regulated financial institution building infrastructure to enable movement between physical and digital assets, Lukka, Inc., a software company that provides institutional grade middle and back office solutions to aggregate, normalize and process crypto transactional data into audit-ready financial and operating information, and Omega Point Research, Inc., a company that brings advanced quantitative investing to fundamental-style asset managers, funds of funds, and endowments. Mr. Woods received a B.S.E. from the Wharton School of the University of Pennsylvania. Mr. Woods is well qualified to serve on our board of directors due to his significant experience in venture capital and finance.

Specialist Advisors

Our Specialist Advisors assist our management team in search of suitable acquisition targets following the consummation of our initial public offering. They are as follows:

James Gold, our Specialist Advisor, was President and Chief Merchandising Officer for The Neiman Marcus Group, LLC from 2010 to 2019. The Neiman Marcus Group is one of the premier retailers of luxury and fashion merchandise in the U.S. and has been operating for over a century. In his role as President and Chief Merchandising Officer, Mr. Gold oversaw strategy, merchandising, management, operations, and creative services, and led the company’s integrated merchant and planning team for NM Stores, Bergdorf Goodman, and E-Commerce. Mr. Gold joined Neiman Marcus Stores in 1991. He was appointed President and CEO of Bergdorf Goodman in 2004, a position he held until October 2010. In October 2010, Mr. Gold was appointed President and Chief Merchandising Officer for the Neiman Marcus Group. Mr. Gold currently serves on the boards of directors of Vuori, Inc. and Joor, Inc., as well as the non-profit, World of Children. Additionally, he serves as a Senior Advisor to Roth Capital and Chief Executive Officer of Moda Operandi, an e-commerce platform transforming the way people discover and shop for designer fashion. Mr. Gold holds a B.A.\in English Literature from Tulane University and an M.B.A. from Harvard Business School.

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

Julie Larson-Green, our Specialist Advisor, is the Chief Technology Officer at Magic Leap, an augmented reality device for enterprise. Prior to her current role, she was the Chief Experience Officer at Qualtrics, where she led people operations and product design and development since 2017. Prior to Qualtrics, she spent 25 years at Microsoft where she was most recently Executive Vice President leading the Microsoft Office engineering, product management, design and research teams. In January 2020, Ms. Larson-Green joined the public board of Health Catalyst (NASDAQ: HCAT), based in Utah, to help the company redefine healthcare through improved data analytics. She leads the tech committee and is a member of the compensation committee at Health Catalyst. She acts as an advisor to Harper Wilde, a small consumer start up in Los Angeles, CA since 2018. Ms. Larson-Green is also on the board of Goleadoras, a non-profit that seeks to battle gender disparity by empowering young women in personal and intuitive ways. Ms. Larson-Green holds a B.A. in Business from Western Washington University and a M.S. in Software Engineering from Seattle University.

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

We currently expect our Specialist Advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, our Specialist Advisors will fulfill some of the same functions as our board members. However, our Specialist Advisors have no written advisory agreement with us, nor do they have any other employment or compensation arrangements with us. Moreover, our Specialist Advisors will not be under any fiduciary obligation to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. Our Specialist Advisors will not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our Specialist Advisors become aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of Specialist Advisors as we source potential business combination targets or create value in businesses that we may acquire.

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

The primary purposes of our audit committee are to assist the board’s oversight of:

●	audits of our financial statements;

●	the integrity of our financial statements;

●	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

●	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

●	the performance of our internal audit function; and

●	any related person transactions and other significant conflicts of interest.

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

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Conduct and Ethics is available for review by accessing our public filings at the SEC’s web site at www.sec.gov. Any amendments to or waivers of certain provisions of our Code of Conduct and Ethics will be disclosed in a current report on Form 8-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock, and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 24, 2022. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this annual report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Current Directors and Executive Officers:
Hope S. Taitz(3)	5,750,000	20.0%
Emil Woods	—	—
Jason Scheir	—	—
Merline Saintil	—	—
Fatou Sagnang	—	—
Roy Swan	—	—
All executive officers and directors as a group (six individuals)	5,750,000	20.0%
Five Percent or More Holders:
Aequi Sponsor LLC(3)	5,750,000	20.0%
Guggenheim Capital, LLC(4)	2,980,000	10.4%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The founder shares will convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

(3)	Represents the interests directly held by Aequi Sponsor LLC, our sponsor. Ms. Hope S. Taitz is the managing member of our sponsor. As such, she may be deemed to have beneficial ownership of the Class B Common Stock held directly by our sponsor. Ms. Taitz disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. Each of our officers and directors and our Specialist Advisor is a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.

(4)	Based on a Schedule 13G jointly filed with the SEC by Guggenheim Capital, LLC (“Guggenheim Capital”), Guggenheim Partners, LLC (“Guggenheim Partners”), GI Holdco II LLC (“GI Holdco II”), GI Holdco LLC (“GI Holdco”), Guggenheim Partners Investment Management Holdings, LLC (“GPIMH”), and Guggenheim Partners Investment Management, LLC (“GPIM”) on December 10, 2020 regarding shares of Class A common stock underlying units beneficially owned directly by GPIM and by another subsidiary of Guggenheim Capital (the “Guggenheim Subsidiary”). As a result of its role as investment adviser, GPIM may be deemed to be the beneficial owner of certain of the shares. Guggenheim Capital may be deemed the beneficial owner of certain shares beneficially owned by GPIM and indirectly by GPIMH, GI Holdco, GI Holdco II and Guggenheim Partners. GPIM shares investment discretion over certain shares with the Guggenheim Subsidiary. The business address of Guggenheim Capital and Guggenheim Partners is 227 West Monroe Street, Chicago, IL 60606. The business address of GI Holdco II, GI Holdco and GPIMH is 330 Madison Avenue, New York, NY 10017. The business address of GPIM is 100 Wilshire Boulevard, 5th Floor, Santa Monica, CA 90401.

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

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-initial business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, there were no Working Capital Loans outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $104,339 and $82,400, respectively, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2021 financial statements included in this annual report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021, fees for our independent registered public accounting firm were $7,725 for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021 and or the period from September 1, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K.

(1)	Financial Statements.

(2)	Financial Statement Schedules: None.

(3)	Exhibits.

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be located on the SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

AEQUI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Aequi Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aequi Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on November 24, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 25, 2022

PCAOB ID Number 100

AEQUI ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$745,727	$1,345,044
Prepaid expenses	215,875	463,294
Total Current Assets	961,602	1,808,338

Investments held in Trust Account	230,154,089	230,019,245
TOTAL ASSETS	$231,115,691	$231,827,583

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$322,595	$95,014
Accrued offering costs	—	50,000
Total Current Liabilities	322,595	145,014

Warrant liabilities	6,516,000	13,756,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	14,888,595	21,951,014

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share at redemption value as of December 31, 2021 and 2020	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2021 and 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,773,479)	(20,124,006)
Total Stockholders’ Deficit	(13,772,904)	(20,123,431)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$231,115,691	$231,827,583

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from September 1, 2020 (Inception) through December 31,
	2021	2020

General and administrative expenses	$1,024,317	$169,446
Loss from operations	(1,024,317)	(169,446)

Other income (loss):
Interest earned on marketable securities held in Trust Account	134,844	19,245
Change in fair value of warrant liabilities	7,240,000	(3,620,000)
Transaction costs associated with the Initial Public Offering	—	(373,435)
Total other income (loss), net	7,374,844	(3,974,190)

Net income (loss)	$6,350,527	$(4,143,636)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	10,318,479
Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.22	$(0.27)
Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,178,279
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.22	$(0.27)

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – September 1, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Excess of purchase price over fair value of Private Placement Warrants	—	—	2,911,213	—	2,911,213

Accretion for Class A common stock to redemption amount	—	—	(3,185,638)	(15,980,370)	(19,166,008)

Payment of offering costs in exchange for Class B common stock	—	—	250,000	—	250,000

Net loss	—	—	—	(4,143,636)	(4,143,636)

Balance – December 31, 2020	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)

Net income	—	—	—	6,350,527	6,350,527

Balance – December 31, 2021	5,750,000	$575	$—	$(13,773,479)	$(13,772,904)

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from September 1, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$6,350,527	$(4,143,636)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid via promissory note	—	1,478
Change in fair value of warrant liabilities	(7,240,000)	3,620,000
Transaction costs associated with the Initial Public Offering	—	373,435
Interest earned on marketable securities held in Trust Account	(134,844)	(19,245)
Changes in operating assets and liabilities:
Prepaid expenses	247,419	(447,794)
Accounts payable and accrued expenses	227,581	95,014
Net cash used in operating activities	(549,317)	(520,748)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	6,600,000
Repayment of promissory note – related party	—	(104,208)
Payment of offering costs	(50,000)	(30,000)
Net cash (used in) provided by financing activities	(50,000)	231,865,792

Net Change in Cash	(599,317)	1,345,044
Cash – Beginning of period	1,345,044	—
Cash – End of period	$745,727	$1,345,044

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$—	$250,000
Advances in escrow from issuance of Class B common stock	$—	$25,000
Advances in escrow from promissory note – related party	$—	$12,500
Offering costs included in accrued offering costs	$—	$50,000
Offering costs paid through promissory note – related party	$—	$90,230
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of Founder Shares (as defined below). An aggregate of $373,435 of the transaction costs allocated to the warrants were charged to the statement of operations upon the closing of the Initial Public Offering.

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

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.6 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2021 and 2020, the adjustments of the value of Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$(6,440,000)
Class A common stock issuance costs	$(12,726,008)
Add:
Accretion of carrying value to redemption value	19,166,008
Class A common stock subject to possible redemption	$230,000,000

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Offering Costs

The Company complies with the requirement of ASC 340-10-S99-1. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Net Income (Loss) per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent on future events.

The Company calculates its earnings per share to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year ended December 31, 2021		For the Period Ended September 1, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$5,080,422	$1,270,105	$(2,759,030)	$(1,384,606)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	10,318,479	5,178,279
Basic and diluted net income (loss) per common share	$0.22	$0.22	$(0.27)	$(0.27)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 2, 2020 as a result of the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or an aggregate of $6,000,000. On December 2, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 400,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor purchased 8,625,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On October 5, 2020, the Sponsor transferred 350,000 Founder Shares to the Company’s legal counsel in consideration for its services in lieu of a cash payment for fees relating to the Initial Public Offering. In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding. All shares and per-share amounts have been retroactively restated to reflect the stock cancellation.

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, the Company incurred $130,000 and no fees related to these services, respectively, of which $130,000 is included in accrued expenses in the accompanying balance sheet as of December 31, 2021. There were no amounts included in accrued expenses at December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 23,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and are presented as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. WARRANT LIABILITIES

At December 31, 2021 and 2020, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$23,652	$9,969
Organizational costs/Startup expenses	194,679	21,572
Total deferred tax assets	218,331	31,541
Valuation allowance	(218,331)	(31,541)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended	For the Period Ended September 1, 2020 (Inception) through
	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(186,789)	(31,541)

State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	186,789	31,541
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $65,156 and $47,472 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2021, the change in the valuation allowance was $186,789 and $31,541, respectively.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended	For the Period Ended September 1, 2020 (Inception) through
	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Transaction costs associated with Initial Public Offering	—%	(2.0)%
Change in fair value of warrant liabilities	(24.0)%	(18.0)%
Change in valuation allowance	3.0%	(21.0)%
Income tax provision	(0.0)%	(0.0)%

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021 and 2020, assets held in the Trust Account were comprised of $1,368 and $828 in cash and $230,152,721 and $230,018,417 in U.S. Treasury securities, respectively. During the periods ended December 31, 2021 and 2020, the Company did not withdraw any interest income from the Trust Account.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021 and 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 1/4/2022)	$230,152,721	$1,278	$230,153,999
December 31, 2020	U.S. Treasury Securities (Mature on 5/27/2021)	$230,018,417	$7,253	$230,025,670

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2021		December 31, 2020
	Level	Amount	Level	Amount
Assets:
U.S. Treasury Securities	1	$230,153,999	1	$230,025,670

Liabilities:
Warrant Liability – Public Warrants	1	$4,140,000	3	$8,740,000
Warrant Liability – Private Placement Warrants	2	$2,376,000	3	$5,016,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$5,016,000	$8,740,000	$13,756,000
Change in fair value	(836,000)	(1,456,666)	(2,292,666)
Transfer to Level 1	—	(7,283,334)	(7,283,334)
Transfer to Level 2	(4,180,000)	—	(4,180,000)
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $7,283,334. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $4,180,000.

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

Aequi Acquisition Corp.

Dated: March 25, 2022	By:	/s/ Hope S. Taitz
Hope S. Taitz
Chief Executive Officer and interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hope S. Taitz	Chairperson, Chief Executive Officer and interim Chief Financial Officer	March 25, 2022
Hope S. Taitz	(Principal Executive, Financial and Accounting Officer)

/s/ Merline Saintil	Director	March 25, 2022
Merline Saintil

/s/ Jason Scheir	Director	March 25, 2022
Jason Scheir

/s/ Fatou Sagnang	Director	March 25, 2022
Fatou Sagnang

/s/ Roy Swan	Director	March 25, 2022
Roy Swan

/s/ Emil Woods	Director	March 25, 2022
Emil Woods