Form 10-Q
period 2022-03-31
Aequi Acquisition Corp.
filed 2022-05-10
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$482,556	$745,727
Prepaid expenses	201,625	215,875
Total Current Assets	684,181	961,602

Investments held in Trust Account	230,241,433	230,154,089
TOTAL ASSETS	$230,925,614	$231,115,691

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$227,950	$322,595
Total Current Liabilities	227,950	322,595

Warrant liabilities	2,292,667	6,516,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	10,570,617	14,888,595

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share at redemption value as of March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,645,578)	(13,773,479)
Total Stockholders’ Deficit	(9,645,003)	(13,772,904)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$230,925,614	$231,115,691

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$182,776	$232,924
Loss from operations	(182,776)	(232,924)

Other income:
Interest earned on investments held in Trust Account	87,344	48,112
Change in fair value of warrant liabilities	4,223,333	2,292,666
Other income	4,310,677	2,340,778

Net income	$4,127,901	$2,107,854

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000

Basic and diluted net income per share, Class A common stock	$0.14	$0.07

Weighted average shares outstanding, Class B common stock	5,750,000	5,750,000

Basic and diluted net income per share, Class B common stock	$0.14	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$—	$(13,773,479)	$(13,772,904)

Net income	—	—	—	4,127,901	4,127,901
Balance – March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(9,645,578)	$(9,645,003)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)

Net income	—	—	—	2,107,854	2,107,854
Balance – March 31, 2021 (Unaudited)	5,750,000	$575	$—	$(18,016,152)	$(18,015,577)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,127,901	$2,107,854
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,223,333)	(2,292,666)
Interest earned on investments held in Trust Account	(87,344)	(48,112)
Changes in operating assets and liabilities:
Prepaid expenses	14,250	36,696
Accounts payable and accrued expenses	(94,645)	47,211
Net cash used in operating activities	(263,171)	(149,017)

Cash Flows from Financing Activities:
Payment of offering costs	—	(45,000)
Net cash used in financing activities	—	(45,000)

Net Change in Cash	(263,171)	(194,017)
Cash – Beginning of period	745,727	1,345,044
Cash – End of period	$482,556	$1,151,027

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of Founder Shares (as defined below). An aggregate of $373,435 of the transaction costs allocated to the warrants were charged to the statements of operations upon the closing of the Initial Public Offering.

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

MARCH 31, 2022

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.5 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 24, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to November 24, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2022.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed with the SEC on March 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.

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

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills (see Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

At March 31, 2022 and December 31, 2021, the adjustments of the value of Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (together with the Public Warrants and warrants convertible from the Working Capital Loans, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. The Private Placement Warrants have substantially the same terms as the Public Warrants.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs which are not currently deductible.

Net Income per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent on future events.

The Company calculates its earnings per share to allocate net income pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$3,302,321	$825,580	$1,686,283	$421,571
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.14	$0.14	$0.07	$0.07

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

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

MARCH 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $40,000 in fees related to these services, respectively. The Company had a total of $160,000 and $130,000, respectively, included in accrued expenses related to the administrative services in the accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and are presented as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 9. WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $1,384 and $1,368 in cash and $230,240,049 and $230,152,721 in U.S. Treasury securities, respectively. During the periods ended March 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. The gross holding gains and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 6/7/2022)	$230,240,049	$7,193	$230,247,242
December 31, 2021	U.S. Treasury Securities (Mature on 1/4/2022)	$230,152,721	$1,278	$230,153,999

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
U.S. Treasury Securities	1	$230,241,433	1	$230,153,999

Liabilities:
Warrant Liability – Public Warrants	1	$1,456,667	1	$4,140,000
Warrant Liability – Private Placement Warrants	2	$836,000	2	$2,376,000

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three months ended March 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 1, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $4,127,901, which consisted of interest earned on marketable securities held in trust account (the “Trust Account”) of $87,344 and change in fair value of warrant liabilities of $4,223,333, offset by general and administrative expenses of $182,776.

For the three months ended March 31, 2021, we had net income of $2,107,854, which consisted of the change in the value of warrant liabilities of $2,292,666 and interest earned on marketable securities held in Trust Account of $48,112, offset by general and administrative expenses of $232,924.

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

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,092,230 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 of legal services fees in connection with the initial public offering was paid through the transfer of 350,000 shares of Class B common stock. Our legal counsel has also provided $120,000 of legal services in connection with the Company’s ongoing reporting obligations under the Exchange Act for no additional cash compensation.

For the three months ended March 31, 2022, net cash used in operating activities was $263,171. Net income of $4,127,901 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $4,223,333 and interest earned on marketable securities held in the Trust Account of $87,344. Changes in operating assets and liabilities used $80,395 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $149,017. Net income of $2,107,854 was affected by a non-cash charge for the change in the fair value of warrant liabilities of $2,292,666 and interest earned on marketable securities held in the Trust Account of $48,112. Changes in operating assets and liabilities provided $83,907 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $230,241,433. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $482,556 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until November 24, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate a Business Combination prior to November 24, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standard Codification (“ASC”) 480 and ASC 815. We account for the Private Placement Warrants, warrants as part of the Units (“Public Warrants”), and warrants convertible from the working capital loans (together with the Private Placement Warrants and Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. The Private Placement Warrants have substantially the same terms as the Public Warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income per Share of Common Stock

In connection with the change in presentation for the Class A common stock subject to possible redemption, we also revised our earnings per share calculation to allocate net income pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon her evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended March 31, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of December 31, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as described below, there have been no material changes with respect to those risk factors previously disclosed in Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to SPACs. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination.

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

AEQUI ACQUISITION CORP.

Date: May 10, 2022	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer and interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)