Form 10-Q
period 2022-06-30
Aequi Acquisition Corp.
filed 2022-08-05
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$365,212	$745,727
Prepaid expenses	127,875	215,875
Total Current Assets	493,087	961,602

Investments held in Trust Account	230,584,537	230,154,089
TOTAL ASSETS	$231,077,624	$231,115,691

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$233,504	$322,595
Income taxes payable	55,701	—
Total Current Liabilities	289,205	322,595

Warrant liabilities	820,533	6,516,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	9,159,738	14,888,595

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.03 and $10.00 per share at redemption value as of June 30, 2022 and December 31, 2021	230,084,537	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,167,226)	(13,773,479)
Total Stockholders’ Deficit	(8,166,651)	(13,772,904)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$231,077,624	$231,115,691

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$196,648	$252,030	$379,424	$484,954
Loss from operations	(196,648)	(252,030)	(379,424)	(484,954)

Other income:
Interest earned on investments held in Trust Account	343,104	33,670	430,448	81,782
Change in fair value of warrant liabilities	1,472,134	120,667	5,695,467	2,413,333
Other income, net	1,815,238	154,337	6,125,915	2,495,115

Income before provision for income taxes	1,618,590	(97,693)	5,746,491	2,010,161
Provision for income taxes	(55,701)	—	(55,701)	—
Net income (loss)	$1,562,889	$(97,693)	$5,690,790	$2,010,161

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.00)	$0.20	$0.07

Weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.00)	$0.20	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$—	$(13,773,479)	$(13,772,904)

Net income	—	—	—	4,127,901	4,127,901
Balance – March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(9,645,578)	$(9,645,003)

Accretion for Class A common stock to redemption amount	—	—	—	(84,537)	(84,537)

Net income	—	—	—	1,562,889	1,562,889
Balance – June 30, 2022 (Unaudited)	5,750,000	$575	$—	$(8,167,226)	$(8,166,651)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)

Net income	—	—	—	2,107,854	2,107,854
Balance – March 31, 2021 (Unaudited)	5,750,000	$575	$—	$(18,016,152)	$(18,015,577)

Net loss	—	—	—	(97,693)	(97,693)
Balance – June 30, 2021 (Unaudited)	5,750,000	$575	$—	$(18,113,845)	$(18,113,270)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,690,790	$2,010,161
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,695,467)	(2,413,333)
Interest earned on investments held in Trust Account	(430,448)	(81,782)
Changes in operating assets and liabilities:
Prepaid expenses	88,000	105,303
Accounts payable and accrued expenses	(89,091)	86,368
Income taxes payable	55,701	—
Net cash used in operating activities	(380,515)	(293,283)

Cash Flows from Financing Activities:
Payment of offering costs	—	(50,000)
Net cash used in financing activities	—	(50,000)

Net Change in Cash	(380,515)	(343,283)
Cash – Beginning of period	745,727	1,345,044
Cash – End of period	$365,212	$1,001,761

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering (the “IPO Registration Statement”) was declared effective on November 19, 2020. On November 24, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000 which is described in Note 3.

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

JUNE 30, 2022

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had approximately $0.4 million in its operating bank account and working capital of approximately $0.4 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed with the SEC on March 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills (see Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. For the three and six months ended June 30, 2022, the Company recorded accretion of $84,537, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

At June 30, 2022 and December 31, 2021, the adjustments of the value of Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Class A common stock issuance costs	(12,726,008)
Plus:
Accretion of carrying value to redemption value	19,166,008
Class A common stock subject to possible redemption, December 31, 2021	$230,000,000

Plus:
Accretion of carrying value to redemption value	84,537
Class A common stock subject to possible redemption, June 30, 2022	$230,084,537

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022 and 2021, the Company recorded $55,701 and $0 in income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs which are not currently deductible.

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

The Company calculates its earnings (loss) per share to allocate net income pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,250,311	$312,578	$(78,154)	$(19,539)	$4,552,632	$1,138,158	$1,608,129	$402,032
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per share of common stock	$0.05	$0.05	$(0.00)	$(0.00)	$0.20	$0.20	$0.07	$0.07

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees related to these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $70,000 in fees related to these services, respectively. The Company had a total of $190,000 and $130,000, respectively, included in accrued expenses related to the administrative services in the accompanying condensed balance sheets as of June 30, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and are presented as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2022

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

NOTE 9. WARRANT LIABILITIES

At June 30, 2022 and December 31, 2021, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $1,212 and $1,368 in cash and $230,583,325 and $230,152,721 in U.S. Treasury securities, respectively. During the periods ended June 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. The gross holding gains and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2022	U.S. Treasury Securities (Mature on September 20, 2022)	$230,583,325	$(154,939)	$230,428,386
December 31, 2021	U.S. Treasury Securities (Mature on January 4, 2022)	$230,152,721	$1,278	$230,153,999

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
U.S. Treasury Securities	1	$230,428,386	1	$230,153,999

Liabilities:
Warrant Liability – Public Warrants	1	$521,333	1	$4,140,000
Warrant Liability – Private Placement Warrants	2	$299,200	2	$2,376,000

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three and six months ended June 30, 2022 and 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,562,889, which consisted of interest earned on marketable securities held in a trust account (the “Trust Account”) of $343,104 and change in fair value of warrant liabilities of $1,472,134, offset by general and administrative expenses of $196,648 and provision for income taxes of $55,701.

For the six months ended June 30, 2022, we had net income of $5,690,790, which consisted of interest earned on marketable securities held in the Trust Account of $430,448 and change in fair value of warrant liabilities of $5,695,467, offset by general and administrative expenses of $379,424 and provision for income taxes of $55,701.

For the three months ended June 30, 2021, we had net loss of $97,693, which consisted of the general and administrative expenses of $252,030, offset by the change in the value of warrant liabilities of $120,667 and interest earned on marketable securities held in the Trust Account of $33,670.

For the six months ended June 30, 2021, we had net income of $2,010,161, which consisted of the change in the value of warrant liabilities of $2,413,333 and interest earned on marketable securities held in the Trust Account of $81,782, offset by general and administrative expenses of $484,954.

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

For the six months ended June 30, 2022, net cash used in operating activities was $380,515. Net income of $5,690,790 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $5,695,467 and interest earned on marketable securities held in the Trust Account of $430,448. Changes in operating assets and liabilities used $54,610 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $293,283. Net income of $2,010,161 was affected by a non-cash charge for the change in the fair value of warrant liabilities of $2,413,333 and interest earned on marketable securities held in the Trust Account of $81,782. Changes in operating assets and liabilities provided $191,671 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $230,584,537. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $365,212 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Net Income (Loss) per Share of Common Stock

Our earnings per share calculation allocates net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon her evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as described below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 25, 2022, and our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its initial public offering registration statement or that may not complete its business combination within 24 months after such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on December 18, 2020. There has been no material change in the planned use of proceeds from our Initial Public Offering and private placement as described in the IPO Registration Statement.

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

AEQUI ACQUISITION CORP.

Date: August 5, 2022	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer and interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)