Form 10-Q
period 2022-09-30
Aequi Acquisition Corp.
filed 2022-11-08
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$188,960	$745,727
Prepaid expenses	54,125	215,875
Total Current Assets	243,085	961,602

Investments held in Trust Account	231,430,817	230,154,089
TOTAL ASSETS	$231,673,902	$231,115,691

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$261,002	$322,595
Income taxes payable	135,920	—
Total Current Liabilities	396,922	322,595

Warrant liabilities	482,667	6,516,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,929,589	14,888,595

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.04 and $10.00 per share at redemption value as of September 30, 2022 and December 31, 2021	230,930,817	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,187,079)	(13,773,479)
Total Stockholders’ Deficit	(8,186,504)	(13,772,904)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$231,673,902	$231,115,691

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$190,500	$220,532	$569,924	$705,486
Loss from operations	(190,500)	(220,532)	(569,924)	(705,486)

Other income:
Interest earned on investments held in Trust Account	846,280	23,682	1,276,728	105,464
Change in fair value of warrant liabilities	337,866	4,102,667	6,033,333	6,516,000
Other income	1,184,146	4,126,349	7,310,061	6,621,464

Income before provision for income taxes	993,646	3,905,817	6,740,137	5,915,978
Provision for income taxes	(167,219)	—	(222,920)	—
Net income	$826,427	$3,905,817	$6,517,217	$5,915,978

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000

Basic and diluted net income per share, Class A common stock	$0.03	$0.14	$0.23	$0.21

Weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income per share, Class B common stock	$0.03	$0.14	$0.23	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$—	$(13,773,479)	$(13,772,904)

Net income	—	—	—	4,127,901	4,127,901
Balance – March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(9,645,578)	$(9,645,003)

Accretion for Class A common stock to redemption amount	—	—	—	(84,537)	(84,537)

Net income	—	—	—	1,562,889	1,562,889
Balance – June 30, 2022 (Unaudited)	5,750,000	$575	$—	$(8,167,226)	$(8,166,651)

Accretion for Class A common stock to redemption amount	—	—	—	(846,280)	(846,280)

Net income	—	—	—	826,427	826,427
Balance – September 30, 2022 (Unaudited)	5,750,000	$575	$—	$(8,187,079)	$(8,186,504)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)

Net income	—	—	—	2,107,854	2,107,854
Balance – March 31, 2021 (Unaudited)	5,750,000	$575	$—	$(18,016,152)	$(18,015,577)

Net loss	—	—	—	(97,693)	(97,693)
Balance – June 30, 2021 (Unaudited)	5,750,000	$575	$—	$(18,113,845)	$(18,113,270)

Net income	—	—	—	3,905,817	3,905,817
Balance – September 30, 2021 (Unaudited)	5,750,000	$575	$—	$(14,208,028)	$(14,207,453)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,517,217	$5,915,978
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,033,333)	(6,516,000)
Interest earned on investments held in Trust Account	(1,276,728)	(105,464)
Changes in operating assets and liabilities:
Prepaid expenses	161,750	183,044
Accounts payable and accrued expenses	(61,593)	148,229
Income taxes payable	135,920	—
Net cash used in operating activities	(556,767)	(374,213)

Cash Flows from Financing Activities:
Payment of offering costs	—	(50,000)
Net cash used in financing activities	—	(50,000)

Net Change in Cash	(556,767)	(424,213)
Cash – Beginning of period	745,727	1,345,044
Cash – End of period	$188,960	$920,831

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

The Company has until November 24, 2022 to complete a Business Combination and currently has a scheduled stockholders meeting for November 15, 2022 to vote on the approval of an extension of such completion date to August 24, 2023 (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

SEPTEMBER 30, 2022

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had approximately $0.2 million in its operating bank account and working capital of approximately $0.1 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the end of the Combination Period to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed with the SEC on March 25, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills (see Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. For the three and nine months ended September 30, 2022, the Company recorded accretion of $846,280 and $930,817, respectively, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

At September 30, 2022 and December 31, 2021, the adjustments of the value of Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Class A common stock issuance costs	(12,726,008)
Plus:
Accretion of carrying value to redemption value	19,166,008
Class A common stock subject to possible redemption, December 31, 2021	$230,000,000

Plus:
Accretion of carrying value to redemption value	930,817
Class A common stock subject to possible redemption, September 30, 2022	$230,930,817

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded $167,219 and $222,920 of income tax expense during the three and nine months ended September 30, 2022, respectively, and $0 in income tax expense during the three and nine months ended September 30, 2021. The Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021 differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs which are not currently deductible.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$661,142	$165,285	$3,124,654	$781,163	$5,213,774	$1,303,443	$4,732,782	$1,183,196
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.03	$0.03	$0.14	$0.14	$0.23	$0.23	$0.21	$0.21

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees related to these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees related to these services, respectively. The Company had a total of $220,000 and $130,000, respectively, included in accrued expenses related to the administrative services in the accompanying condensed balance sheets as of September 30, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and are presented as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

At September 30, 2022 and December 31, 2021, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $967 and $1,368 in cash and $231,431,130 and $230,152,721 in U.S. Treasury securities, respectively. During the periods ended September 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021. The gross holding gains and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2022	U.S. Treasury Securities (Mature on November 15, 2022)	$231,431,130	$56,129	$231,487,258
December 31, 2021	U.S. Treasury Securities (Mature on January 4, 2022)	$230,152,721	$1,278	$230,153,999

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
U.S. Treasury Securities	1	$231,487,258	1	$230,153,999

Liabilities:
Warrant Liability – Public Warrants	1	$306,667	1	$4,140,000
Warrant Liability – Private Placement Warrants	2	$176,000	2	$2,376,000

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three and nine months ended September 30, 2022 and 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

On October 24, 2022, the Company filed a proxy statement on Schedule 14A (the “Extension Proxy”) to hold a special meeting in lieu of an annual meeting of stockholders on November 15, 2022 to seek approval from stockholders to amend the Company’s amended and restated certificate of incorporation to extend the last day of Combination Period from November 24, 2022 to August 24, 2023 (or such earlier date as determined by the Board of Directors).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2022, the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2022 and August 5, 2022 and the Extension Proxy. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $826,427, which consisted of interest earned on marketable securities held in a trust account (the “Trust Account”) of $846,280 and change in fair value of warrant liabilities of $337,866, offset by general and administrative expenses of $190,500 and provision for income taxes of $167,219.

For the nine months ended September 30, 2022, we had net income of $6,517,217, which consisted of interest earned on marketable securities held in the Trust Account of $1,276,728 and change in fair value of warrant liabilities of $6,033,333, offset by general and administrative expenses of $569,924 and provision for income taxes of $222,920.

For the three months ended September 30, 2021, we had net income of $3,905,817, which consisted of the change in the value of warrant liabilities of $4,102,667 and interest earned on marketable securities held in the Trust Account of $23,682, offset by the general and administrative expenses of $220,532.

For the nine months ended September 30, 2021, we had net income of $5,915,978, which consisted of the change in the value of warrant liabilities of $6,516,000 and interest earned on marketable securities held in the Trust Account of $105,464, offset by general and administrative expenses of $705,486.

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

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,092,230 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 of legal services fees in connection with the initial public offering was paid through the transfer of 350,000 shares of Class B common stock. Our legal counsel has also provided $120,000 of legal services in connection with the Company’s ongoing reporting obligations under the Exchange Act for no additional cash compensation. Founder Shares were previously granted in exchange for ongoing reporting obligation services.

For the nine months ended September 30, 2022, net cash used in operating activities was $556,767. Net income of $6,517,217 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $6,033,333 and interest earned on marketable securities held in the Trust Account of $1,276,728. Changes in operating assets and liabilities provided $236,077 of cash from operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $374,213. Net income of $5,915,978 was affected by a non-cash charge for the change in the fair value of warrant liabilities of $6,516,000 and interest earned on marketable securities held in the Trust Account of $105,464. Changes in operating assets and liabilities provided $331,273 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $231,430,817. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $188,960 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until November 24, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate a Business Combination prior to November 24, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2022. On October 24, 2022, the Company filed the Extension Proxy to hold a special meeting in lieu of an annual meeting of stockholders on November 15, 2022 to seek approval from stockholders to amend the Company’s amended and restated certificate of incorporation to extend the last day of Combination Period from November 24, 2022 to August 24, 2023 (or such earlier date as determined by the Board of Directors).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income per Share of Common Stock

Our earnings per share calculation allocates net income pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon her evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022, our Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2022 and August 5, 2022 and our Extension Proxy. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

AEQUI ACQUISITION CORP.

Date: November 8, 2022	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)