Form 10-K
period 2022-12-31
Aequi Acquisition Corp.
filed 2023-03-31
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 001-39715

Aequi Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2850133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Putnam Avenue, Suite 400 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

(917) 297-4075

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	ARBGU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ARBG	The Nasdaq Stock Market LLC
Redeemable warrants	ARBGW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, which would be the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $227,240,000, based on the 23,000,000 shares of Class A common stock outstanding on such date and the closing price of the registrant’s Class A common stock, par value $0.0001 per share, as quoted on The Nasdaq Stock Market as of that date.

As of March 30, 2023, there were 3,589,044 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

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

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 19, 2020, filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2020, as amended in the sections titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022, our Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2022 and August 5, 2022, and our proxy statement on Schedule 14A filed with the SEC on October 24, 2022.

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

ii

Unless otherwise stated in this annual report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“equity-linked securities” are to any securities of our company which are convertible into, exchangeable for, or exercisable for common stock of our company;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A common stock issued upon conversion thereof as provided herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors, and “directors” are to our current directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to Aequi Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the trust account located in the United States and maintained by Continental Stock Transfer & Trust Company, acting as trustee under that certain Investment Management Trust Agreement, dated as of November 19, 2020, that currently holds or has previously held the proceeds from the Company’s initial public offering and the sale of private placement warrants;

●	“warrants” are to public warrants and private placement warrants; and

●	“we,” “us,” “our,” “Company,” or “our company” are to Aequi Acquisition Corp., a Delaware corporation.

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

Initial Public Offering

On November 24, 2020, we consummated our initial public offering of 20,000,000 units. On December 2, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, we sold an additional 3,000,000 units. The units sold in the initial public offering and the full exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. RBC Capital Markets, LLC and BofA Securities, Inc. (“BofA”) acted as joint book-running managers of the initial public offering. The securities in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a registration statement on Form S-1 (No. 333-249337). The SEC declared the registration statement effective on November 19, 2020.

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

We paid a total of $4,600,000 in underwriting discounts and commissions and $442,230 for other offering costs related to the initial public offering. In addition, the underwriters agreed to defer up to $8,050,000 in underwriting discounts and commissions. On November 19, 2020, the underwriters agreed that the deferred underwriting discounts and commissions may be paid at our sole discretion to (i) any participating underwriter or syndicate members in the initial public offering, in part or in full, or (ii) any third parties not participating in the initial public offering that assist us in consummating the initial business combination. On March 2, 2023, BofA waived its entitlement to our payment of the deferred underwriting discounts and commissions.

On November 15, 2022, we held a special meeting in lieu of annual meeting of stockholders (the “Extension Meeting”), at which, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate its initial business combination from November 24, 2022 to August 24, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Meeting, stockholders holding 19,410,956 public shares exercised their right to redeem their shares for a pro rata portion of the funds in our trust account. As a result, approximately $195.5 million (approximately $10.07 per public share) was removed from the trust account to pay such holders and approximately $36.1 million remained in the trust account. Following redemptions, we have 3,589,044 public shares outstanding.

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

Healthcare& Wellness. We believe that the Healthcare industry is in the midst of a global transformation as consumers take greater control of their health care decisions. As per Global Market Insights report, the digital health market size is over $100 billion and expected to grow at 28.5% CAGR through 2026. Market penetration of digital health technologies, including meditation and mental wellness apps, increased substantially during the pandemic and will boost the digital health industry growth. Demand for telehealth services has been on the rise for decades, but COVID-19 has dramatically increased usage rates around the United States according to the U.S. Department of Health and Human Services. Virtual health care has also gained momentum and is becoming a core component on helping consumers improve or maintain their well-being, as well as playing an important role in the diagnosis and treatment of illness. According to Deloitte research, by 2040, the health care system as we know will be transformed and a major portion of care, prevention, and well-being services will shift to virtual settings.

Legal. Tech-enabled online legal services companies are democratizing law through the delivery of more accessible and affordable legal services to consumers. Consumers are increasingly turning to online resources to find affordable ways to complete basic legal documents, including incorporation documents, wills, trusts and trademark registrations. According to the Pew Research Center, more than three fourths of all consumers seeking legal help are now using online resources to aid their search, to the benefit of the industry. As a result, the industry represents a huge opportunity to companies that made the shift to online early. According to IBISWorld, strong demand for the $8.6 billion online legal services market is projected to continue over the next few years to 2025.

Procurement, Fulfillment& Eco-friendly Packaging. In recent months, the global packaging industry, which is estimated to reach over $1.22 trillion by 2026 according to Smithers, has witnessed significant changes including dramatic shifts in consumer channels, new or heightened hygiene and consumer-safety concerns, and highly volatile raw materials prices due to global supply chain disruptions. According to a report published by McKinsey & Company, consumer spending on groceries — particularly food —dramatically increased during the crisis, and shoppers are buying their goods online, fueling a strong acceleration of e-commerce shipments and other home-delivery services. According to a report by Smithers, the global market for e-commerce packaging is estimated to be over $49 billion and growing at a CAGR of approximately 15%, with a forecasted market size over $98 billion by 2025. We believe that procurement and packaging companies have benefited from the surge in consumer demand for delivery, and we believe that this trend will continue. In addition, sustainability and ESG can accelerate the growth and profitability of these businesses in the form of increased consumer focus on environmental responsibility, government subsidies, cost savings from lower energy consumption, and reduced liability through regulation, for example.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 24, 2025 , (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a business combination in the amount of $36,453,939, as of December 31, 2022, assuming no redemptions and prior to the payment of deferred underwriting fees, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2022, was $10.14 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have until August 24, 2023 (or such earlier date as determined by our board of directors) to complete our initial business combination. If we have not completed our initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors) or within such time provided, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination prior to August 24, 2023 (or such earlier date as determined by our board of directors). However, if our sponsor, officers and directors acquire public, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to August 24, 2023 (or such earlier date as determined by our board of directors) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect to use the amounts held outside the trust account ($170,652 as of December 31, 2022) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to August 24, 2023 (or such earlier date as determined by our board of directors), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($170,652 as of December 31, 2022) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000), but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 24, 2023 (or such earlier date as determined by our board of directors) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors), subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 24, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	our ability to select an appropriate target business or businesses;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	our ability to complete our initial business combination;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least August 24, 2023 (or such earlier date as determined by our board of directors), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	that you may not be given the opportunity to choose the initial business target or to vote on the initial business Combination;
●	trust account funds may not be protected against third party claims or bankruptcy;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	our financial performance;

●	a material weakness in our internal control over financial reporting, which could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner;

●	that our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by August 24, 2023 (or such earlier date as determined by our board of directors);

●	our warrants being accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results;

●	that our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	potential litigation and other risks as a result of the material weakness in our internal control over financial reporting;

●	more competition, due to the large number of outstanding similar companies, to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	that changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	that we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. In addition, our underwriters may be entitled to receive, at our sole discretion, deferred underwriting commissions to be released from the trust account upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.;

●	that since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, which may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

that in March 2022, the SEC issued proposed rules relating to certain activities of special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have liquidated the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	that recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	that a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; and

●	that the likelihood that the value of the founder shares following completion of our initial business combination is to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 19, 2020, filed with the SEC on November 23, 2020, as amended in the sections titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022, our Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2022 and August 5, 2022, and our proxy statement on Schedule 14A filed with the SEC on October 24, 2022.

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

Holders

On March 29, 2023, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 2 holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 15, 2022, we held the Extension Meeting and approved, among other things, an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate its initial business combination from November 24, 2022 to August 24, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Meeting, stockholders holding 19,410,956 public shares exercised their right to redeem their shares for a pro rata portion of the funds in our trust account. As a result, approximately $195.5 million (approximately $10.07 per public share) was removed from the trust account to pay such holders and approximately $36.1 million remained in the trust account. Following redemptions, we have 3,589,044 public shares outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	19,410,956	$10.07	—	—

December 1 – December 31, 2022	—	—	—	—

Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the in our prospectus dated November 19, 2020, filed with the SEC on November 23, 2020.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on September 1, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $6,860,102, which consisted of interest earned on marketable securities held in the trust account of $2,412,963 and change in fair value of warrant liabilities of $6,178,133, offset by general and administrative expenses of $1,423,938 and provision for income taxes of $307,056.

For the year ended December 31, 2021, we had net income of $6,350,527, which consisted of general and administrative expenses of $1,024,317, offset by the change in fair value of warrant liabilities of $7,240,000 and interest income on marketable securities held in the trust account of $134,844.

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

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,092,230 in transaction costs, including $4,600,000 of underwriting fees, up to $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 of legal services fees was paid through the transfer of 350,000 founder shares. Our legal counsel had also provided $120,000 of legal services in connection with the Company’s ongoing reporting obligations under the Exchange Act for no additional cash compensation through December 31, 2022.

For the year ended December 31, 2022, net cash used in operating activities was $1,103,975. Net income of $6,860,102 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $6,178,133 and interest earned on marketable securities held in the trust account of $2,412,963. Changes in operating assets and liabilities provided $627,019 of cash from operating activities.

For the year ended December 31, 2021, net cash used in operating activities was $549,317. Net income of $6,350,527 was impacted by the increase in fair value of warrant liabilities of $7,240,000 and interest earned on marketable securities of $134,844 offset by changes in operating assets and liabilities, which provided $475,000 of cash from operating activities.

As of December 31, 2022, we had cash held in the trust account of $36,453,939. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had $170,652 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

On November 15, 2022, the Company held the Extension Meeting and the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from November 24, 2022 to August 24, 2023 (or such earlier date as determined by the board of directors of the Company). If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate an initial business combination prior to August 24, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 24, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to the Company. We began incurring these fees on November 19, 2020 and will continue to incur these fees monthly until the earlier of the Company’s consummation of an initial business combination and its liquidation.

The underwriters are entitled to a deferred underwriting discounts and commissions of $0.35 per unit sold in the initial public offering, or up to $8,050,000 in the aggregate. The deferred underwriting discounts and commissions will become payable at our sole discretion to (i) any participating underwriter or syndicate members in the initial public offering, in part or in full, or (ii) any third parties not participating in the initial public offering that assist us in consummating the initial business combination. On March 2, 2023, BofA waived its entitlement to our payment of the deferred underwriting discounts and commissions.

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

Net Income per Share of Common Stock

Our earnings per share calculation allocates net income pro rata to Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Title
Hope S. Taitz	58	Chairperson, Chief Executive Officer and interim Chief Financial Officer
Susan Hassan	52	Chief Operating Officer and Director
Jason Scheir	42	Director
Fatou Sagnang	37	Director
Roy Swan	59	Director
Emil Woods	50	Director

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

Susan Hassan, our Chief Operating Officer and director, founded Sea Dune Partners in October 2020, a firm providing capital and strategic advice to early-stage and growth companies, with a particular focus on women founders and entrepreneurs, since January 2022. Prior to founding Sea Dune Partners, Ms. Hassan was a partner with Valor Equity Partners, a private equity firm focusing on tech-enabled growth companies, from June 2015 to June 2017. Prior to joining Valor Equity Partners, Ms. Hassan was an attorney and a corporate partner at Skadden, Arps, Slate, Meagher & Flom LLP from October 1996 to May 2015. Ms. Hassan has served as an invited lecturer on corporate transactions at Harvard Law School and the University of Chicago Law School. In 2009, the Aspen Institute named Ms. Hassan a Henry Crown Fellow. She is a member of the Aspen Global Leadership Network. Ms. Hassan currently serves as the Vice Chair of the board of directors of CARE USA and on the board of CARE Enterprises, Inc. Ms. Hassan formerly served on the Board of Trustees of Equality Now, where she served as Board Chair. She has also served on the boards of directors of The Clean Energy Trust, where she served as Lead Director, the Women’s Sports Foundation and the Chicago Public Library and is a member of the Economic Club of Chicago and a former board member and member of The Chicago Network. Ms. Hassan received a B.A. from the University of Michigan and a J.D. from the University of Michigan Law School. She is well qualified to serve on our board of directors due to her significant experience in capital market and mergers and acquisitions.

Jason Scheir, our director, is a Partner at Apollo and US Head of Hybrid Value, having joined in 2008. Before joining Apollo, Mr. Scheir worked at Tailwind Capital, a middle market private equity firm. Prior to Tailwind, he was a member of the Restructuring Group and Mergers & Acquisitions Group at Rothschild Inc. Mr. Scheir has led investments across technology, media, telecom, leisure and healthcare sectors, and currently serves on the board of directors of GI Alliance, US Acute Care Solutions, and Ingenio. Mr. Scheir graduated magna cum laude from Cornell University with a BS in applied economics and received his MBA with honors from the University of Pennsylvania's Wharton School. Mr. Scheir is well qualified to serve on our board of directors due to his significant experience in corporate finance, restructuring and mergers and acquisitions, as well as his service on the boards of directors of several public companies.

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

Specialist Advisors

Our Specialist Advisors assist our management team in search of suitable acquisition targets following the consummation of our initial public offering. They are as follows:

Merline Saintil, our Specialist Advisor, has served as a technology and business executive at Fortune 500 and privately-held companies, including Intuit, Yahoo, PayPal, Adobe, Joyent, and Sun Microsystems. She served as a member of our board of directors from the consummation of our initial public offering until February 2023. From 2019 to 2020, she was the Chief Operating Officer, R&D-IT of Change Healthcare Inc. Prior to that, she held the position of Head of Operations, Product & Technology with Intuit Inc. from November 2014 until August 2018. Ms. Saintil currently serves on the board of directors of Evolv Technology (Nasdaq: EVLV) since 2021. She has been the Lead Independent Director of Rocket Lab, a space exploration company, since June 2021. She has been a director and the Chair of the Nominations and Governance committee of Symbotic (Nasdaq: SYM), an American robotics warehouse automation company, since June 2022. She is also a member of the Compensation and Leadership Development Committee at Gitlab, an open-core company. She is a member of the Compensation, Nominating and Governance Committee at Lightspeed, and a member of Risk and Compensation Committees at Banner Corporation. Ms. Saintil has received numerous accolades during her career, most recently being named 2023 Worth Magazine’s Worthy 100. In prior years, she was ranked one of the Most Powerful Women Engineers in the World by Business Insider magazine, she was recognized as a Women of Influence 2017 by Silicon Valley Business Journal, and she has earned a Lifetime Achievement Award from Girls in Tech. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute. Ms. Saintil holds a B. Sc. from Florida A&M University and a M. Sc. from Carnegie Mellon University, and has completed Stanford Directors’ College and Harvard Business School’s executive education program.

James Gold, our Specialist Advisor, was President and Chief Merchandising Officer for The Neiman Marcus Group, LLC from 2010 to 2019. The Neiman Marcus Group is one of the premier retailers of luxury and fashion merchandise in the U.S. and has been operating for over a century. In his role as President and Chief Merchandising Officer, Mr. Gold oversaw strategy, merchandising, management, operations, and creative services, and led the company’s integrated merchant and planning team for NM Stores, Bergdorf Goodman, and E-Commerce. Mr. Gold joined Neiman Marcus Stores in 1991. He was appointed President and CEO of Bergdorf Goodman in 2004, a position he held until October 2010. In October 2010, Mr. Gold was appointed President and Chief Merchandising Officer for the Neiman Marcus Group. Mr. Gold currently serves on the boards of directors of Vuori, Inc. and Joor, Inc., as well as the non-profit, World of Children. Additionally, he serves as a Senior Advisor to Roth Capital and Chief Executive Officer of Moda Operandi, an e-commerce platform transforming the way people discover and shop for designer fashion. Mr. Gold holds a B.A. in English Literature from Tulane University and an M.B.A. from Harvard Business School.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Roy Swan, Fatou Sagnang and Jason Scheir. Roy Swan serves as the chair of the audit committee.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Emil Woods and Roy Swan. Emil Woods serves as the chair of the compensation committee.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605 of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Jason Scheir, Fatou Sagnang, Roy Swan and Emil Woods. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,339,044 shares of our common stock, consisting of (i) 3,589,044 shares of our Class A common stock, and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 30, 2023. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this annual report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Current Directors and Executive Officers:
Hope S. Taitz(3)	5,750,000	61.6%
Susan Hassan	—	—
Jason Scheir	—	—
Emil Woods	—	—
Fatou Sagnang	—	—
Roy Swan	—	—
All executive officers and directors as a group (six individuals)	5,750,000	61.6%
Five Percent or More Holders:
Aequi Sponsor LLC(3)	5,750,000	61.6%
Guggenheim Capital, LLC(4)	999,157	10.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The founder shares will convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

(3)	Represents the interests directly held by Aequi Sponsor LLC, our sponsor. Ms. Hope S. Taitz is the managing member of our sponsor. As such, she may be deemed to have beneficial ownership of the Class B Common Stock held directly by our sponsor. Ms. Taitz disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. Each of our officers and directors and our Specialist Advisor is a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.

(4)	Based on a Schedule 13G/A jointly filed with the SEC by Guggenheim Capital, LLC (“Guggenheim Capital”), Guggenheim Partners, LLC (“Guggenheim Partners”), GI Holdco II LLC (“GI Holdco II”), GI Holdco LLC (“GI Holdco”), Guggenheim Partners Investment Management Holdings, LLC (“GPIMH”), and Guggenheim Partners Investment Management, LLC (“GPIM”) on February 15, 2023 regarding shares of Class A common stock underlying units beneficially owned directly by GPIM and by another subsidiary of Guggenheim Capital (the “Guggenheim Subsidiary”). As a result of its role as investment adviser, GPIM may be deemed to be the beneficial owner of certain of the shares. Guggenheim Capital may be deemed the beneficial owner of certain shares beneficially owned by GPIM and indirectly by GPIMH, GI Holdco, GI Holdco II and Guggenheim Partners. GPIM shares investment discretion over certain shares with the Guggenheim Subsidiary. The business address of Guggenheim Capital and Guggenheim Partners is 227 West Monroe Street, Chicago, IL 60606. The business address of GI Holdco II, GI Holdco and GPIMH is 330 Madison Avenue, New York, NY 10017. The business address of GPIM is 100 Wilshire Boulevard, 5th Floor, Santa Monica, CA 90401.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2020, our sponsor purchased 8,625,000 founder shares (shares of Class B common stock) for an aggregate price of $25,000. On October 5, 2020, our sponsor transferred 350,000 founder shares to our legal counsel as compensation for its services in lieu of a cash payment for fees. In November 2020, our sponsor returned to us, at no cost, an aggregate of 2,875,000 founder shares, which we cancelled, resulting in an aggregate of 5,750,000 founder shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock cancellation.

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

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-initial business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022, there were no Working Capital Loans outstanding.

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

We have entered into an agreement with our sponsor, pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, our sponsor will be entitled to be reimbursed for any out-of-pocket expenses.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Jason Scheir, Fatou Sagnang, Roy Swan and Emil Woods are each independent under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the years ended December 31, 2022 and 2021, fees were approximately $114,775 and $104,482, for the services Withum performed in connection with the review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2022 and 2021 financial statements included in this annual report.

Audit-Related Fees. For the years ended December 31, 2022 and 2021, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2022 and 2021, fees for services rendered to us for tax compliance, tax advice and tax planning by Withum were approximately $8,424 and $7,725, respectively.

All Other Fees. For the years ended December 31, 2022 and 2021, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 6, 2020).
3.3	Amendment to the Amended and Restated Certificate of Incorporation, filed on November 15, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249337) filed with the Commission on October 21, 2020).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement dated November 19, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2020).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

AEQUI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Aequi Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aequi Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on August 24, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 31, 2023
PCAOB ID Number 100

AEQUI ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$170,652	$745,727
Prepaid expenses	42,900	215,875
Total current assets	213,552	961,602

Cash and investments held in Trust Account	36,453,939	230,154,089
TOTAL ASSETS	$36,667,491	$231,115,691

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$656,583	$322,595
Income taxes payable	120,056	—
Total current liabilities	776,639	322,595

Warrant liabilities	337,867	6,516,000
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	9,164,506	14,888,595

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 3,589,044 and 23,000,000 shares issued and outstanding at $10.14 and $10.00 per share at redemption value as of December 31, 2022 and 2021, respectively	36,399,919	230,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021, respectively (excluding 3,589,044 and 23,000,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2022 and 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,897,509)	(13,773,479)
TOTAL STOCKHOLDERS’ DEFICIT	(8,896,934)	(13,772,904)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$36,667,491	$231,115,691

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
General and administrative expenses	$1,423,938	$1,024,317
Loss from operations	(1,423,938)	(1,024,317)

Other income:
Interest earned on cash and investments held in Trust Account	2,412,963	134,844
Change in fair value of warrant liabilities	6,178,133	7,240,000

Total other income	8,591,096	7,374,844

Income before provision for income taxes	7,167,158	6,350,527
Provision for income taxes	(307,056)	—
Net income	$6,860,102	$6,350,527

Weighted average shares outstanding, Class A common stock	20,660,049	23,000,000
Basic and diluted net income per share, Class A common stock	$0.26	$0.22
Weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.26	$0.22

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	5,750,000	$575	$—	$(20,124,006)	$(20,123,431)
Net income	—	—	—	6,350,527	6,350,527
Balance – December 31, 2021	5,750,000	575	—	(13,773,479)	(13,772,904)
Accretion for Class A common stock subject to redemption	—	—	—	(1,984,132)	(1,984,132)
Net income	—	—	—	6,860,102	6,860,102
Balance – December 31, 2022	5,750,000	$575	$—	$(8,897,509)	$(8,896,934)

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,860,102	$6,350,527
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,178,133)	(7,240,000)

Interest earned on cash and investments held in Trust Account	(2,412,963)	(134,844)
Changes in operating assets and liabilities:
Prepaid expenses	172,975	247,419
Accounts payable and accrued expenses	333,988	227,581
Income taxes payable	120,056	—
Net cash used in operating activities	(1,103,975)	(549,317)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	528,900	—
Cash withdrawn from Trust Account in connection with redemption	195,584,213	—
Net cash provided by investing activities	196,113,113	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(50,000)
Redemption of common stock	(195,584,213)	—
Net cash used in financing activities	(195,584,213)	(50,000)

Net Change in Cash	(575,075)	(599,317)
Cash – Beginning of year	745,727	1,345,044
Cash – End of year	$170,652	$745,727

Supplemental Cash Flow Disclosures
Income taxes paid	$187,000	$—

The accompanying notes are an integral part of the financial statements.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through December 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on November 24, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of Founder Shares (as defined below). An aggregate of $373,435 of the transaction costs allocated to the warrants was charged to the statements of operations upon the closing of the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by August 24, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Combination Period”) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On November 15, 2022, the Company held a special meeting in lieu of annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its Business Combination from November 24, 2022 to August 24, 2023 (or such earlier date as determined by the Board of Directors of the Company). In connection with the Meeting, stockholders holding 19,410,956 shares of Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $195.5 million (approximately $10.07 per Public Share) was removed from the Trust Account to pay such holders and approximately $36.1 million remained in the Trust Account. Following redemptions, the Company has 3,589,044 Public Shares outstanding. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had approximately $0.2 million in its operating bank account and working capital deficit of approximately $0.5 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the end of the Combination Period to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Cash and Marketable Securities Held in the Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in demand deposits. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds invested in U.S. Treasury Bills (see Note 11).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. For the year ended December 31, 2022, the Company recorded accretion of $1,984,132, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

At December 31, 2022 and 2021, the adjustments of the value of Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Class A common stock issuance costs	(12,726,008)
Plus:
Accretion of carrying value to redemption value	19,166,008
Class A common stock subject to possible redemption, December 31, 2020	$230,000,000

Class A common stock subject to possible redemption, December 31, 2021	$230,000,000
Less:
Redemption of common stock	(195,584,213)

Plus:
Accretion of carrying value to redemption value	1,984,132
Class A common stock subject to possible redemption, December 31, 2022	$36,399,919

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$5,366,520	$1,493,582	$5,080,422	$1,270,105
Denominator:
Basic and diluted weighted average shares outstanding	20,660,049	5,750,000	23,000,000	5,750,000

Basic and diluted net income per share of common stock	$0.26	$0.26	$0.22	$0.22

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor purchased 8,625,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On October 5, 2020, the Sponsor transferred 350,000 Founder Shares to the Company’s legal counsel in consideration for its services in lieu of a cash payment for fees. In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 and $120,000 in fees related to these services, respectively. The Company had a total of $30,000 and $130,000 included in accrued expenses related to the administrative services in the accompanying balance sheets as of December 31, 2022 and 2021, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Underwriting Agreement

The underwriters are entitled to deferred underwriting discounts and commissions of $0.35 per Unit, or up to $8,050,000 in the aggregate. The deferred underwriting discounts and commissions will become payable at the Company’s sole discretion to (i) any participating underwriter or syndicate members in the Initial Public Offering, in part or in full, or (ii) any third parties not participating in the Initial Public Offering that assist the Company in consummating the initial Business Combination.

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,589,044 and 23,000,000 shares of Class A common stock issued and outstanding, respectively, which are subject to possible redemption and are presented as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

In connection with the Meeting on November 15, 2022, stockholders holding 19,410,956 shares of Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $195.5 million (approximately $10.07 per public share) was removed from the Trust Account to pay such holders and approximately $36.1 million remained in the Trust Account. Following redemptions, the Company has 3,589,044 public shares outstanding.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

NOTE 9. WARRANT LIABILITIES

At December 31, 2022 and 2021, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

DECEMBER 31, 2022

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

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 10. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021

Net operating loss carryforward	$—	$23,652
Organizational costs/start-up expenses	317,395	194,679
Total deferred tax assets before valuation allowance	317,395	218,331
Valuation allowance	(317,395)	(218,331)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Federal
Current	$307,056	$—
Deferred	(99,064)	(186,789)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	99,064	186,789
Income tax provision	$307,056	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $112,628, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $99,064 and $186,789, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrants	(18.1)%	(24.0)%

Change in valuation allowance	1.4%	3.0%
Income tax provision	4.3%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2022, assets held in the Trust Account of $36,453,939 were held in demand deposits. At December 31, 2021, assets held in the Trust Account were comprised of $1,368 in cash and $230,152,721 in U.S. Treasury securities. During the year ended December 31, 2022, the Company withdrew a total of $528,900 from the Trust Account to pay for franchise and income taxes of the Company, and withdrew $195,584,213 from the Trust Account in connection with the redemption of common stock. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021. The gross holding gains and fair value of held-to-maturity securities at December 31, 2022 and 2021 are as follows:

	Held-To-Maturity Securities	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2021	U.S. Treasury Securities (Matured on January 4, 2022)	$230,152,721	$1,278	$230,153,999

AEQUI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
U.S. Treasury Securities	1	$—	1	$230,153,999

Liabilities:
Warrant Liability – Public Warrants	1	$214,667	1	$4,140,000
Warrant Liability – Private Placement Warrants	2	$123,200	2	$2,376,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ARBGW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the make-whole provision, which allows for the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the years ended December 31, 2022 and 2021.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Promissory Note

On February 1, 2023, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. As of the date hereof, the Sponsor has not advanced any funds to the Company under the Note. If the Company completes a Business Combination, the Company would repay the Note out of the proceeds of the trust account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the trust account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note.

Deferred Underwriting Fee Payable

On November 19, 2020, the underwriters agreed that the deferred underwriting discounts and commissions for a total of up to $8,050,000 may be paid at the Company’s sole discretion to (i) any participating underwriter or syndicate members in the Initial Public Offering, in part or in full, or (ii) any third parties not participating in the Initial Public Offering that assist the Company in consummating the initial Business Combination. On March 2, 2023, BofA Securities, Inc., who acted as a joint book-running manager of the Initial Public Offering, waived its entitlement to the Company’s payment of the deferred underwriting discounts and commissions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aequi Acquisition Corp.

Dated: March 31, 2023	By:	/s/ Hope S. Taitz
Hope S. Taitz
Chief Executive Officer and interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hope S. Taitz	Chairperson, Chief Executive Officer and interim Chief Financial Officer	March 31, 2023
Hope S. Taitz	(Principal Executive, Financial and Accounting Officer)

/s/ Susan Hassan	Chief Operating Officer and Director	March 31, 2023
Susan Hassan

/s/ Jason Scheir	Director	March 31, 2023
Jason Scheir

/s/ Fatou Sagnang	Director	March 31, 2023
Fatou Sagnang

/s/ Roy Swan	Director	March 31, 2023
Roy Swan

/s/ Emil Woods	Director	March 31, 2023
Emil Woods