Form 10-Q
period 2023-03-31
Aequi Acquisition Corp.
filed 2023-05-15
CIK 1823826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 3,589,044 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, of the registrant issued and outstanding.

AEQUI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEQUI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$80,775	$170,652
Prepaid expenses	80,250	42,900
Total current assets	161,025	213,552

Cash and investments held in Trust Account	36,738,051	36,453,939
TOTAL ASSETS	$36,899,076	$36,667,491

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$799,474	$656,583
Income taxes payable	161,864	120,056
Total current liabilities	961,338	776,639

Warrant liabilities	1,206,667	337,867
Deferred underwriting fee payable	—	8,050,000
TOTAL LIABILITIES	2,168,005	9,164,506

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 3,589,044 shares issued and outstanding at $10.16 and $10.14 per share at redemption value as of March 31, 2023 and December 31, 2022, respectively	36,432,237	36,399,919

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (excluding 3,589,044 shares subject to possible redemption as of March 31, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(1,701,741)	(8,897,509)
TOTAL STOCKHOLDERS’ DEFICIT	(1,701,166)	(8,896,934)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$36,899,076	$36,667,491

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
General and administrative expenses	$195,418	$182,776
Loss from operations	(195,418)	(182,776)

Other (expense) income:
Gain on forgiveness of deferred underwriting fee payable	225,400	—
Interest earned on investments held in Trust Account	284,112	87,344
Change in fair value of warrant liabilities	(868,800)	4,223,333
Other (expense) income, net	(359,288)	4,310,677

(Loss) Income before provision for income taxes	(554,706)	4,127,901
Provision for income taxes	(41,808)	—
Net (loss) income	$(596,514)	$4,127,901

Weighted average shares outstanding, Class A common stock	3,589,044	23,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.06)	$0.14

Weighted average shares outstanding, Class B common stock	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.06)	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	5,750,000	$575	$—	$(8,897,509)	$(8,896,934)

Extinguishment of deferred underwriting fee payable	—	—	—	7,824,600	7,824,600

Accretion for Class A common stock to redemption amount	—	—	—	(32,318)	(32,318)

Net loss	—	—	—	(596,514)	(596,514)
Balance – March 31, 2023 (Unaudited)	5,750,000	$575	$—	$(1,701,741)	$(1,701,166)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$—	$(13,773,479)	$(13,772,904)

Net income	—	—	—	4,127,901	4,127,901
Balance – March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(9,645,578)	$(9,645,003)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(596,514)	$4,127,901
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	868,800	(4,223,333)
Gain on forgiveness of deferred underwriting fee payable	(225,400)	—
Interest earned on investments held in Trust Account	(284,112)	(87,344)
Changes in operating assets and liabilities:
Prepaid expenses	(37,350)	14,250
Accounts payable and accrued expenses	142,891	(94,645)
Income taxes payable	41,808	—
Net cash used in operating activities	(89,877)	(263,171)

Net Change in Cash	(89,877)	(263,171)
Cash – Beginning of period	170,652	745,727
Cash – End of period	$80,775	$482,556

The accompanying notes are an integral part of the unaudited condensed financial statements.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through March 31, 2023 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on November 24, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Transaction costs amounted to $13,092,230, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 was paid through the transfer of Founder Shares (as defined below). An aggregate of $373,435 of the transaction costs allocated to the warrants were charged to the statements of operations upon the closing of the Initial Public Offering. The deferred underwriting fees in the accompanying balance sheet as of December 31, 2022 were waived during the three months ended March 31, 2023 and were removed from the balance sheet.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

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

MARCH 31, 2023

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had approximately $81,000 in its operating bank account and working capital deficit of approximately $400,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the unaudited condensed financial statements were issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any other future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in demand deposits and money market funds invested in U.S. Treasury Bills (see Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. For the three months ended March 31, 2023, the Company recorded accretion of $32,318, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

At March 31, 2023 and December 31, 2022, the adjustments of the value of Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$230,000,000
Less:
Redemption of common stock	(195,584,213)

Plus:
Accretion of carrying value to redemption value	1,984,132
Class A common stock subject to possible redemption, December 31, 2022	$36,399,919

Plus:
Accretion of carrying value to redemption value	32,318
Class A common stock subject to possible redemption, March 31, 2023	$36,432,237

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (together with the Public Warrants and warrants convertible from the Working Capital Loans, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each condensed balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded $41,808 of income tax expense during the three months ended March 31, 2023, and $0 in income tax expense during the three months ended March 31, 2022. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs which are not currently deductible.

Net (Loss) Income per Share of Common Stock

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent on future events.

The Company calculates its losses and earnings per share to allocate net (loss) income pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the losses and income of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from loses and earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(229,243)	$(367,271)	$3,302,321	$825,580
Denominator:
Basic and diluted weighted average shares outstanding	3,589,044	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per share of common stock	$(0.06)	$(0.06)	$0.14	$0.14

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 11).

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 19, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 in fees related to these services, respectively. The Company had a total of $60,000 and $30,000, respectively, included in accrued expenses related to the administrative services in the accompanying condensed balance sheets as of March 31, 2023 and December 31, 2022.

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Promissory Note – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On February 1, 2023, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. As of the date of this report, the Sponsor has not advanced any funds to the Company under the Note. If the Company completes a Business Combination, the Company would repay the Note out of the proceeds of the trust account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the trust account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. At March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Deferred Underwriting Fee Payable

On November 19, 2020, the underwriters agreed that the deferred underwriting discounts and commissions for a total of up to $8,050,000 might be paid at the Company’s sole discretion to (i) any participating underwriter or syndicate members in the Initial Public Offering, in part or in full, or (ii) any third parties not participating in the Initial Public Offering that assist the Company in consummating the initial Business Combination. On March 2, 2023, BofA Securities, Inc., who acted as a joint book-running manager of the Initial Public Offering, waived its entitlement to the Company’s payment of the deferred underwriting discounts and commissions.

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,589,044 shares of Class A common stock issued and outstanding, respectively, which are subject to possible redemption and are presented as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

At March 31, 2023 and December 31, 2022, there were 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2023

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

AEQUI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, assets held in the Trust Account of $36,738,051 and $36,453,939, respectively, were held in demand deposits. During the three months ended March 31, 2023, the Company did not withdraw any amount from the Trust Account. During the year ended December 31, 2022, the Company withdrew a total of $528,900 from the Trust Account to pay for franchise and income taxes of the Company and withdrew $195,584,213 from the Trust Account in connection with the redemption of Class A common stock.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2023		December 31, 2022
	Level	Amount	Level	Amount
Liabilities:
Warrant Liability – Public Warrants	1	$766,667	1	$214,667
Warrant Liability – Private Placement Warrants	2	$440,000	2	$123,200

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three months ended March 31, 2023 and December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aequi Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aequi Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 and the Extension Proxy. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $596,514, which consisted of change in fair value of warrant liabilities of $868,800, general and administrative expenses of $195,418 and provision for income taxes of $41,808, offset by gain on forgiveness of deferred underwriting fee payable of $225,400 and interest earned on marketable securities held in a trust account (the “Trust Account”) of $284,112.

For the three months ended March 31, 2022, we had net income of $4,127,901, which consisted of interest earned on marketable securities held in the Trust Account of $87,344 and change in fair value of warrant liabilities of $4,223,333, offset by general and administrative expenses of $182,776.

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

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,092,230 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $442,230 of other offering costs, of which $250,000 of legal services fees in connection with the initial public offering was paid through the transfer of 350,000 shares of Class B common stock (“Founder Shares”). Our legal counsel has also provided $120,000 of legal services in connection with the Company’s ongoing reporting obligations under the Exchange Act for no additional cash compensation. 350,000 Founder Shares were transferred by our Sponsor to the legal counsel as compensation for its services in lieu of a cash payment for fees relating to the initial public offering.

For the three months ended March 31, 2023, net cash used in operating activities was $89,877. Net loss of $596,514 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $868,800, gain on forgiveness of deferred underwriting fee payable of $225,400 and interest earned on marketable securities held in the Trust Account of $284,112. Changes in operating assets and liabilities provided $147,349 of cash from operating activities.

For the three months ended March 31, 2022, net cash used in operating activities was $263,171. Net income of $4,127,901 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $4,223,333 and interest earned on marketable securities held in the Trust Account of $87,344. Changes in operating assets and liabilities used $80,395 of cash from operating activities.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $36,738,051. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had $80,775 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Going Concern

On November 15, 2022, the Company held a special meeting in lieu of annual meeting of stockholders and the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from November 24, 2022 to August 24, 2023 (or such earlier date as determined by the board of directors of the Company). If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate an initial Business Combination prior to August 24, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 24, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

The underwriters are entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standard Codification (“ASC”) 480 and ASC 815. We account for the Private Placement Warrants, warrants as part of the units (“Public Warrants”), and warrants convertible from the working capital loans (together with the Private Placement Warrants and Public Warrants, the “warrants”) in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each condensed balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. The Private Placement Warrants have substantially the same terms as the Public Warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net (Loss) Income per Share of Common Stock

Our (loss) earnings per share calculation allocates net (loss) income pro rata to Class A and Class B common stock. This presentation contemplates an initial Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the losses and income of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon her evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and our Extension Proxy. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

AEQUI ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Hope S. Taitz
	Name:	Hope S. Taitz
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)